Form 10-K
period 1993-12-31
OGDEN PROJECTS INC
filed 1994-03-30
CIK 851945

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended December 31, 1993

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________

Commission file number 1-10282


                       OGDEN PROJECTS, INC.
     (Exact name of registrant as specified in its charter)

               Delaware                                 13-3213657
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     40 Lane Road, Fairfield, NJ                        07007-2615
        (Address of principal                            (Zip Code)
         executive offices)

Registrant's telephone number, including area code 201-882-9000

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
Title of each class                     which registered

Common Stock, par value              New York Stock Exchange
   $.50 per share

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X].

The aggregate market value of registrant's voting stock, held by non-affiliates as of February 28, 1994 was $92,396,739.

The number of shares of the registrant's Common Stock outstanding as of February 28, 1994 was 38,009,544 shares.

The following documents are hereby incorporated by reference into this Form 10-K:

   (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Parts II and IV).

   (2) Portions of the Registrant's 1994 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

                                    PART I
Item 1.  BUSINESS

Ogden Projects, Inc. and its subsidiaries (the "Company") provide waste disposal services throughout the United States. Its principal business, conducted through wholly-owned subsidiaries, including Ogden Martin Systems, Inc. ("OMS"), is providing waste-to-energy services. Waste-to-energy facilities combust municipal solid waste to make saleable energy in the form of electricity or steam. Approximately 84.2% of the Company's common stock is held by Ogden Corporation ("Ogden").

The Company was organized as a wholly-owned subsidiary of Ogden in 1984. Through OMS, it holds the exclusive rights to use the proprietary technology (the "Martin Technology") of Martin GmbH fur Umwelt-und Energietechnik of Germany ("Martin") in the United States, other Western Hemisphere locations, and Israel. In addition, the Company has exclusive rights to use the Martin Technology only on a full service design, construct, and operate basis in Germany, the Netherlands, Denmark, Norway, Sweden, Finland, Poland, and Italy. See "Waste-to-Energy Services -- (h) The Cooperation Agreement". The Martin Technology is used in over 150 waste-to-energy facilities operating worldwide, principally in Europe, the Far East, and the United States. Worldwide and in the United States, the Martin Technology is the leading waste-to-energy technology in terms of daily municipal solid waste processing capacity as determined from information available to the Company from Martin and other sources.

The Company completed construction of its first waste-to-energy facility in 1986 and currently operates 25 waste-to-energy projects at 24 locations. Three facilities are under construction. The Company is the owner or lessee of 17 of these projects. Additional projects are in various stages of development. See "Waste-to-Energy Services -- (e) The Company's Waste-to-Energy Projects."

In 1993 the Company acquired the United States waste-to-energy business of Asea Brown Boveri Inc. through the acquisition of the stock of one of its indirect, wholly-owned subsidiaries. By virtue of the acquisition, the Company became the operator of three facilities. These three facilities do not employ the Martin Technology. The Company owns and operates four additional facilities that do not utilize the Martin Technology.

The Company has been awarded three additional projects that are not yet under construction. See "Waste-To-Energy Services -- The Company's Waste-to-Energy Projects" herein. The Company has taken preliminary steps toward expanding its waste-to-energy business internationally. It also is pursuing opportunities to develop independent power projects that utilize fuels other than waste. In addition, the Company is pursuing opportunities to operate and maintain water and wastewater processing facilities. See "Other Services" herein.

Waste-To-Energy Services

In most cases, the Company, through wholly-owned subsidiaries ("Operating Subsidiaries"), provides waste-to-energy services pursuant to long-term service contracts ("Service Agreements") with local governmental units sponsoring the waste-to-energy project ("Client Communities"). The Company has projects currently under development for which there is no sponsoring Client Community and may in the future undertake other such projects.


(a) Terms and Conditions of Service Agreements. Projects generally are awarded by Client Communities pursuant to competitive procurement. The Company has also built and is operating projects that were not competitively bid. Following award of the project, the Client Community and the winning vendor must agree upon the final terms of the Service
Agreement.

Following execution of a Service Agreement between the Operating Subsidiary and the Client Community, several conditions must be met before construction commences. These usually include, among other things, financing the facility, executing an agreement providing for the sale of the energy produced by the facility, purchasing or leasing the facility site, and obtaining of required regulatory approvals, including the issuance of environmental and other permits required for construction. In many respects, satisfaction of these conditions is not wholly within the Company's control and, accordingly, implementation of an awarded project is not assured, or may occur only after substantial delays. The Company incurs substantial costs in preparing bids and, if it is the successful bidder, implementing the project so it meets all conditions precedent to the commencement of construction. In some instances the Company has made contractual arrangements with communities that provide partial recovery of development costs if the project fails to go into construction for reasons beyond the Company's control.

Each Service Agreement is different in order to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements, and other factors. The following description sets forth terms that are generally common to these agreements.

Pursuant to the Service Agreement, the Operating Subsidiary designs the facility, generally applies for the principal permits required for its construction and operation, and helps to arrange for financing. The Operating Subsidiary then constructs and equips the facility on a fixed price and schedule basis. The actual construction and installation of equipment is performed by contractors under the supervision of the Operating Subsidiary. The Operating Subsidiary bears the risk of costs exceeding the fixed price of the facility and may be charged liquidated damages for construction delays, unless caused by the Client Community or by unforeseen circumstances beyond the Company's control, such as changes of law ("Unforeseen Circumstances"). After the facility successfully completes acceptance testing, the Operating Subsidiary operates and maintains the facility for an extended term, generally 20 years or more.

Under the Service Agreement, the Operating Subsidiary generally guarantees that the facility will meet minimum processing capacity and efficiency standards, energy production levels, and environmental standards. The Operating Subsidiary's failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by Unforeseen Circumstances) may result in liquidated damages to the Operating Subsidiary or, if the breach is substantial, continuing, and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, the Operating Subsidiary may be obligated to discharge project indebtedness.

The Service Agreement requires the Client Community to deliver minimum quantities of municipal solid waste ("MSW") to the facility and, regardless of whether that quantity of waste is delivered to the facility, to pay a service fee. See "Waste-to-Energy Services -- (d) Revenues and Income." Generally, the Client Community also provides or arranges for debt financing. Additionally, the Client Community bears the costs of disposing ash residue from the facility and, in many cases, of transporting the residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste to the facility, and from the presence of hazardous materials on the site, are also borne by the Client Community. In addition, the Client Community is also generally responsible to pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

Ogden typically guarantees each Operating Subsidiary's performance under its respective Service Agreement.

(b) Other Arrangements for Providing Waste-to-Energy Services. The Company owns two facilities that are not operated pursuant to Service Agreements with Client Communities, and is currently developing, and may undertake in the future, additional such projects. In such projects, the Company must obtain sufficient waste under contracts with haulers or communities to ensure sufficient project revenues. The Company is subject to risks usually assumed by the Client Community, such as those associated with Unforeseen Circumstances and the supply and price of municipal waste to the extent not contractually assumed by other parties. The Company's current contracts with waste suppliers for these two facilities provide that the fee charged for waste disposal service is subject to increase to a limited extent in the event that costs of operation increase as a result of Unforeseen Circumstances. On the other hand, the Company generally retains all of the energy revenues from sales of power to utilities or industrial power users and disposal fees for waste accepted at these facilities. Accordingly, the Company believes that such projects carry both greater risks and greater potential rewards than projects in which there is a Client Community. As a result of the declining number of municipal procurements in the United States, which is anticipated to continue in the near future, such projects are likely to become more common.

(c) Project Financing. Financing for projects is generally accomplished through the issuance of a combination of tax-exempt and taxable revenue bonds issued by a public authority. If the facility is owned by the Operating Subsidiary, the authority lends the bond proceeds to the Operating Subsidiary and the Operating Subsidiary contributes additional equity to pay the total cost of the project. For such facilities, project-related debt is included as a liability in the Company's consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indenture and is collateralized by the assets of the Operating Subsidiary and otherwise provides no recourse to the Company.

The Operating Subsidiaries are able to realize value from facilities owned by them either by selling the facilities and leasing them from the purchaser for extended terms or by selling limited partnership interests in the entity owning the facility. The Company has taken advantage of these financing mechanisms by selling its interests in Tulsa I and Tulsa II to a leveraged lessor and leasing the facility back under a long term lease. In addition, in 1991, limited partnership interests in, and the related tax benefits of, the partnership that owns the Huntington, New York, facility were sold to third party investors. In 1992 the Company sold the subsidiary that held the remaining limited partnership interests in, and certain related tax benefits of, that partnership. Under the limited partnership agreement, an Operating Subsidiary is the general partner and retains responsibility for the operation and maintenance of the facility. The Operating Subsidiary retained 85% of the residual value of the facility after the initial term of the Service Agreement. In 1991, the Company acquired a facility from Blount, Inc. which was sold through a sale-leaseback arrangement. An Operating Subsidiary is the owner of the facility under construction in Onondaga, New York, and a sale of equity interests in such facility is under consideration.

(d) Revenues and Income. During the construction period, for facilities owned by Client Communities, construction income is recognized on the percentage-of-completion method based on the percentage of costs incurred to total estimated costs. Construction revenues also include amounts relating to sales of limited partnership interests and related tax benefits in facilities not yet in commercial operation as well as other amounts received with respect to activities conducted by the Company prior to the commencement of commercial operation.

After construction is completed and the facility is accepted, the Client Community pays the Operating Subsidiary a fixed operating fee which escalates in accordance with specified indices, reimburses the Operating Subsidiary for certain costs specified in the Service Agreement including taxes, governmental impositions (other than income taxes), ash disposal and utility expenses, and shares with the Operating Subsidiary a portion of the energy revenues (generally 10%) generated by the facility. If the facility is owned by the Operating Subsidiary, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. At most facilities, the Company may earn additional fees from accepting waste from the Client Community or others utilizing the capacity of the facility which exceeds the amount of waste committed by the Client Community.

For the projects that are not operated pursuant to a Service Agreement, tipping fees, which are generally subject to escalation in accordance with specified indices, and energy revenues are paid to the Company. Electricity generated by these projects is sold to public utilities and in one instance, steam and a portion of the electricity generated is sold to industrial users. Under certain of the contracts under which waste is provided to these facilities, the Company may be entitled to fee adjustments to reflect certain Unforeseen Circumstances.

Information about construction revenues, construction costs, service revenues, and operating costs for all of the Company's operations for each of the three years ended December 31, 1993, 1992, and 1991 are presented in the Company's Statements of Consolidated Income incorporated by reference to Part IV of this report.

     (e) The Company's Waste-to-Energy Projects. Certain information with respect to the Company's projects as of February 28, 1994 is summarized in the following table:

                    THE COMPANY'S WASTE-TO-ENERGY PROJECTS

                                Tons      Boiler          Commencement
In Operation                   Per Day    Units           of Operations

Tulsa,OK(I)(1).............       750      2                   1986
Haverhill/Lawrence,
 MA-RDF(8).................       950      1                   1984
Marion County, OR..........       550      2(2)                1987
Hillsborough County, FL(3).     1,200      3(2)                1987
Tulsa, OK(II)(1)(4)........       375      1                   1987
Bristol, CT................       650      2(2)                1988
Alexandria/Arlington, VA...       975      3                   1988
Indianapolis, IN...........     2,362      3(2)                1988
Hennepin County, MN (1)(5).     1,000      2                   1990
Stanislaus County, CA......       800      2                   1989
Babylon, NY................       750      2(2)                1989
Haverhill, MA-Mass Burn....     1,650      2                   1989
Warren County, NJ (5)......       400      2                   1990
Kent County, MI(3).........       625      2(2)                1990
Wallingford, CT(5).........       420      3(2)                1990
Fairfax County, VA.........     3,000      4(2)                1990
Huntsville, AL(3)..........       690      2(2)                1990
Lake County, FL............       528      2(2)                1990
Lancaster County, PA(3)....     1,200      3(2)                1991
Pasco County, FL(3)........     1,050      3(2)                1991
Huntington, NY (6).........       750      3(2)                1991
Hartford, CT (3)(7)(8).....     2,000      3                   1989
Detroit, MI (1)(8)(9)......     3,300      3                   1989
Honolulu, HI (1)(8)........     2,160      2                   1990
Union County, NJ(3)(11)...      1,440      3                   1994

      Total................    29,575

                                                               Estimated
                                                               Unrecognized
                                                               Construction
                                                               Revenues as
                                                                  of 12/31/93
                                                  Scheduled      (In
                                Tons     Boiler  Commencement   thousands
Under Construction              Per Day  Units   of Operations  of dollars)

Onondaga County, NY.......        990    3(2)      1995               N/A
Lee County, FL(3).........      1,200    3(2)      1994            $ 46,269
Montgomery County, MD (3).      1,800    3(2)      1995            $177,988
  Total.....................    3,990

                                                                  Estimated
                                                                  Construction
                                                   Expected       Revenues (In
Awarded--Not Yet                                   Commencement   thousands of
Under Construction                                 Construction   dollars)

Mercer County, NJ (3).....     1,450    2          1994           $154,866
Clark County, OH (10).....     1,750    2          1995             N/A
Halifax, Nova Scotia (3)..       550    2          1994           $ 99,620*
    Total.................     3,750

*Expressed in Canadian Dollars.

____________________

 (1) Facility is owned by an owner/trustee pursuant to a sale/leaseback arrangement.

 (2) Facility has been designed (or, with respect to awarded facilities and facilities under construction, will be designed) to allow for the addition of another unit.

 (3) Facility is owned (or, with respect to facilities not under construction, is to be owned) by the Client Community.

 (4) Phase II of the Tulsa facility, which was financed as a separate project, expanded the capacity of the facility from two to three units.

 (5) Operating Subsidiaries were purchased after completion, and use a mass-burn technology that is not the Martin Technology.

 (6) Owned by a limited partnership in which the limited partners are not affiliated with the Company. See "Waste-to-Energy Services -- (c) Project Financing."

 (7) Under contracts with the Connecticut Resource Recovery Authority and Northeast Utilities, the Company operates only the boiler and turbine for this facility.

 (8) Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin Technology.


 (9) In addition, the Company is presently constructing environmental improvements to the Detroit Facility. The total price for this project is approximately $117,800,000 (subject to escalation), and the Company expects construction to be completed by April 1996.

 (10) On May 19, 1993, the Company entered into a Development Agreement, a Steam Purchase and Sale Agreement, and an Operation and Maintenance Agreement with Ohio Edison Company. On June 8, 1993, the Company entered into a Host Community Agreement for the Construction and Operation of a Waste-to-Energy Incinerator with the Clark County Solid Waste Management District. This contract is the subject of litigation brought by a local landfill in which an intermediate appellate court recently enjoined performance by the County. The County and the Company are determining whether to appeal to the Ohio Supreme Court or whether to rebid the Project. The Company is in the process of procuring additional waste contracts for the facility.

 (11) This facility is substantially complete and is processing waste. The Company expects to recognize an additional $7.2 million in construction revenues in 1994.

(f) Markets and Competition. The Company markets its services principally to governmental entities, including city, county, and state governments as well as public authorities or special purpose districts established by one or more local government units for the purpose of managing the collection and/or disposal of MSW. For certain projects, the Company may market its services directly to private firms in the business of MSW collection and/or disposal.

The quantity of MSW generated in 1993 in the United States was estimated to be 201 million tons. This amount is projected to increase to approximately 222 million tons by the year 2000. During 1993, approximately 16% of the total MSW generated was processed in waste-to-energy facilities and approximately 1% was incinerated without energy recovery; and approximately 17% was recycled. The remainder was landfilled. The Company believes that no single waste disposal technique can properly manage all MSW and that an effective waste management program should include waste minimization, recycling, and in many circumstances waste to energy to utilize as much waste as possible for reuse and energy production.

Steps to minimize the quantity of MSW produced are being taken at the manufacturing and consumer levels. Some jurisdictions, for example, have banned the use of certain plastic containers. These efforts have not yet had an appreciable impact on the quantities of MSW being generated.

Increased recycling is a goal of many state and local governments, and some have legislated ambitious mandatory targets. The Company believes that increased recycling is an important aspect of waste disposal planning in the United States and that the amount of MSW recycled in the United States will continue to grow. However, the Company believes that the inherent limitations on the types of materials that can successfully be recycled will continue to require municipalities to use other disposal methods such as waste to energy or landfilling for much of the waste produced. Most of the Company's facilities have been sized to accommodate the accomplishment of communities recycling goals.

Waste-to-energy facilities compete with other disposal methods, such as landfills. In most of the markets the Company serves, the cost of waste-to-energy services is competitive with landfilling. Compliance with regulations promulgated by the United States Environmental Protection Agency (the "EPA") in 1991 will to some extent increase the cost of landfilling, although landfills may be less expensive in some cases, in the short term, than waste-to-energy facilities. Landfills generally do not commit their capacity for extended periods. Much of the landfilling done in the United States is done on a spot market or through short term contracts (less than 5 years). Accordingly, landfill pricing tends to be more volatile as a result of periodic changes in waste generation and available capacity than the Company's pricing, which is based on long-term contracts. Another factor affecting the competitiveness of waste-to-energy fees are the additional charges imposed by Client Communities and included in such fees to support recycling programs, household hazardous waste collections, citizen education, and similar initiatives. The cost competitiveness of waste-to-energy facilities also depends on the prices at which the facility can sell the energy it generates. See "Regulation" herein.

Waste-to-energy facilities also compete with other disposal technologies such as mixed solid-waste composting. Mixed waste composting is not a proven technology, and the Company believes that it has not been applied successfully to date in a large scale facility.

Mass-burn waste-to-energy systems compete with various refuse-derived fuel ("RDF") systems in which MSW is preprocessed to remove various non-combustibles and is shredded for sizing prior to burning. The Company believes that the large-scale facilities being contracted for today are primarily mass-burn systems. Although the Company operates four RDF projects, these were all acquired after construction. The Company does not intend to develop any new RDF facilities.

Since 1989 there has been a decline in the number of communities requesting proposals for waste-to-energy facilities. The Company believes that this decline has resulted from a number of factors that adversely affected communities' willingness to make long-term capital commitments to waste disposal projects, including: the economic downturn which adversely affected local government finances and slowed waste generation; uncertainties about the impact of recycling on the waste stream; and concerns arising from the Clean Air Act Amendments of 1990 and the regulatory actions currently being proposed pursuant to its terms. In addition, there was aggressive opposition to proposed waste disposal projects of all types by individuals and organizations during this period. The Company believes that legislative developments, increased public acceptance of the safety and cost effectiveness of waste-to-energy, and economic recovery will resolve many of these uncertainties. The Company also believes that waste-to-energy facilities and recycling are complimentary methods of managing a community's waste disposal needs. The fact that many of the Company's Client Communities have recycling rates in excess of national averages demonstrates that a properly sized waste-to-energy facility does not hinder achievement of aggressive recycling goals.

In response to the decline in the number of requests for proposals, the Company has sought projects for which there are no sponsoring Client Communities. See "Waste-to-Energy Services -- (b) Other Arrangements for Providing Waste-to-Energy Services." In 1993, the Company negotiated a waste disposal agreement with Clark County, Ohio, for the disposal of MSW at such a project. The Company also completed negotiation of contracts with Ohio Edison Company pursuant to which Ohio Edison leases a site to the Company and purchases steam generated at the proposed waste-to-energy facility. This project is conditional upon obtaining commitments of additional MSW from other sources and satisfactory resolution of litigation described herein under "Waste-to-Energy Services -- (e) the Company's Waste-to-Energy Projects."

There is substantial competition within the waste-to-energy field. The Company competes with a number of firms, some of which have greater financial resources than the Company. Some competitors have licenses or similar contractual arrangements for competing technologies in the waste-to-energy field, and a limited number of competitors have their own proprietary technology. The Company believes it is the largest operator of large scale (greater than 400 tons per day) waste-to-energy facilities. There are presently 77 such facilities in the United States. The Company believes Wheelabrator Technologies, Inc., which operates 14 such facilities is the second largest operator. Waste-to-energy facilities are also operated by other private companies and municipalities. Approximately 16% of the nation's waste is disposed of at waste-to-energy facilities. The balance of waste not recycled is disposed of by landfilling. The landfilling industry is dominated by several large companies of which Waste Management, Inc. and Browning Ferris, Inc. are the largest.

Other technologies utilized in mass-burn type facilities in the United States include those of Von Roll, W+E, Takuma, Volund, Steinmueller, Deutsche Babcock, O'Connor, and Detroit Stoker.

The principal factors influencing selection of vendors for governmentally sponsored waste-to-energy projects are technology, financial strength, performance guarantees, experience, reputation for environmental compliance, service, and price.

(g) Technology. The principal feature of the Martin Technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin Technology expired in 1989. The Company has no information that would cause it to believe that any other company uses the basic stoker grate technology that was protected by the expired patent. Moreover, the Company believes that unexpired patents on other portions of the Martin Technology would limit the ability of other companies to effectively use the basic stoker grate technology in competition with the Company. There are several unexpired patents related to the Martin Technology including: (i) Apparatus for Discharging Cinders from an Incinerator - expires 9/20/94; (ii) Apparatus for the Processing of Slag - expires 2/14/95; (iii) Grate Bar for Grate Linings, especially in Incinerators - expires 2/9/99; (iv) Method and Arrangement for Reducing NOx Emissions from Furnaces - expires 7/19/00; (v) Method and Apparatus for Regulating the Furnace Output of Incineration Plants - expires 9/4/07; (vi) Method for Regulating the Furnace Output in Incineration Plants - expires 1/1/08; and (vii) Feed Device with Filling Hopper and Adjoining Feed Chute for Feeding Waste to Incineration Plants - expires 4/23/08. More importantly, the Company believes that it is Martin's know-how in manufacturing grate components and in designing and operating mass-burn facilities and Martin's worldwide reputation in the waste-to-energy field and the Company's know-how in operating waste-to-energy facilities, rather than the use of patented technology, that is important to the Company's competitive position in the waste-to-energy industry in the United States. The Company does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin Technology will have a material adverse effect on the Company's financial condition or competitive position.



(h) The Cooperation Agreement. Under an agreement between the Company and Martin (the "Cooperation Agreement"), the Company has the exclusive right to use the Martin Technology in waste-to-energy facilities in the United States, Canada, Mexico, Bermuda, certain Caribbean countries, most of Central and South America, and Israel. In addition, in Germany, Turkey, Saudi Arabia, Kuwait, the Netherlands, Denmark, Norway, Sweden, Finland, Poland, and Italy the Company has exclusive rights to use the Martin Technology, but only on a full service design, construct, and operate basis. The Company may not use any other technology to market, develop, or build refuse incineration facilities without Martin's permission. The Company may, however, acquire, own, commission, and/or operate facilities that use technology other than the Martin technology that have been constructed by entities other than the Company or its affiliates. Martin is obligated to assist the Company in installing, operating, and maintaining facilities incorporating the Martin Technology. The fifteen year term of the Cooperation Agreement renews automatically each year unless notice of termination is given, in which case the Cooperation Agreement would terminate 15 years after such notice. Additionally, the Cooperation Agreement may be terminated by either party if the other fails to remedy its material default within 90 days of notice. The Cooperation Agreement is also terminable by Martin if there is a change of control (as defined in the Cooperation Agreement) of OMS or any direct or indirect parent of OMS not approved by its respective board of directors. Although termination would not affect the rights of the Company to design, construct, operate, maintain, or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination, the loss of the Company's right to use the Martin Technology could have a material adverse effect on the Company's future business and prospects.

(i) International Business Development. In 1993, the Company continued the development of its waste-to-energy business in selected international markets.
The Company opened an office in Munich, Germany, in 1993 and, as indicated above, extended its right to use the Martin system to develop full service projects in much of Europe. The Company has not had operations outside the United States previously, although Ogden Corporation does conduct its aviation services at several European airports and entertainment services at several venues. Furthermore, in Europe, waste-to-energy facilities have been built as turn-key construction projects and then operated by local governmental units or by utilities under cost-plus contracts. The Company emphasizes developing projects which it will build and then operate for a fixed fee. Thus, developing this market will require the Company to both become better known in Europe and to successfully market its service concept. The Company believes that its concept of service coupled with the Company's extensive operational experience offers local government units more economical service. Some European countries are seeking to substantially reduce their dependency on landfilling. For example, Germany has enacted legislation which would prevent the landfilling of untreated raw municipal waste by the end of the decade. The Company therefore believes this is an appropriate time to seek to expand its business in these markets.

(j) Backlog. The Company's backlog as of December 31, 1993 is set forth under (e) above. As of the same date of the prior year, the estimated unrecognized construction revenues for projects under construction was $192,935,000, and the estimated construction revenues for projects awarded but not yet under construction was $513,488,000 (includes $99,620,000 expressed in Canadian Dollars). The changes reflect construction progress on four projects. Generally, the construction period for a waste-to-energy Facility is approximately 28 to 34 months. The backlog does not reflect the cancellation of projects owned by the Company or the cancellation of the Quonset Point and Johnston Rhode Island projects. See (f) "Markets and Competition" herein.

Other Services.

The Company operates transfer stations in connection with some of its waste-to-energy facilities and, in connection with the Montgomery County, Maryland, project, the Company will use a railway system to transport MSW and ash residue to and from the facility. The Company leases and operates a landfill located at its Haverhill, Massachusetts, facility, and leases, but does not operate, a landfill in connection with its Bristol, Connecticut, facility.

In 1991, the Company announced that it would discontinue the on-site remediation business utilizing a mobile technology then conducted by OWTS. OWTS, which was formed by Ogden in 1986 to conduct on-site remediations of hazardous wastes using a proprietary incineration process, operated at sites located in Alaska and California. Certain of these operations continued into 1993, and certain contractual obligations resulting from the disposal of assets are expected to conclude in 1994.

In 1993, the Company announced that it would discontinue the fixed-site hazardous waste business conducted through American Envirotech, Inc., an indirect subsidiary. In light of substantial and adverse changes in the market for hazardous waste incineration services and regulatory uncertainty stemming from EPA pronouncements. The Company has ceased all development activities and in 1994 intends to dispose of the assets related to this business, primarily a permit to build and operate a hazardous waste incineration facility which is the subject of a pending approval.

The Company, through its wholly-owned subsidiary, Ogden Power Systems, Inc., intends to develop, operate and, in some cases, own power projects ("alternative energy projects") which cogenerate electricity and steam or generate electricity alone for sale to utilities both in the United States and abroad. These power systems may use, among other fuels, wood, tires, coal, other wastes, or natural gas. The Company believes that its experience in operating waste-to-energy facilities is applicable to other forms of power generation. Although, presently the Company does not operate any alternative energy projects, it is seeking opportunities in this business, through discussions with potential partners and by making proposals on projects that the Company believes have a substantial likelihood of profitable development. The Company currently operates 10 fossil fuel boilers and co-fires coal with MSW at another of its facilities. The Company does not believe that the development activities for this business are likely to require a material amount of the assets of the Company.

Competition for alternative energy projects is intense. Many domestic utilities and other purchasers of power are required to or elect to select vendors of power by competitive bidding in which price is the dominant determination in making an award, thereby reducing returns on such projects. Consequently, the Company seeks opportunities in which contract terms are set by negotiation and where the Company is able to stress its ability to run facilities in a highly reliable manner or where other considerations such as the Company's willingness to guarantee project availability are attractive to the power purchaser.


There are numerous companies currently operating alternative power projects in the United States and internationally today. Many of these companies are able to commit substantially greater funds to this business and have greater experience in running alternative power projects using fuels other than MSW. The Company seeks to compete by entering into joint ventures with other companies which will as a group have necessary assets available and experience. Proprietary technologies are not significant in this business.

The Company, through Ogden Water Systems, Inc., intends to develop, operate and, in some cases, own projects that purify water, treat wastewater, and treat and manage biosolids and compost organic wastes. As with the Company's waste-to-energy business, water and wastewater projects involve various contractual arrangements with a variety of private and public entities including municipalities, lenders, joint venture partners (which provide financing or technical support), and contractors and subcontractors which build the facilities.

The Company also intends to develop, operate and, in some cases, own projects that process recyclable paper products into linerboard for reuse in the commercial sector. As with the Company's waste-to-energy business, such projects involve various contractual arrangements with a variety of private and public entities, including municipalities, lenders, joint venture partners (which provide financing or technical support) and contractors and subcontractors which build the facilities. In addition, such projects require significant amounts of energy in the form of steam, which may be provided by present or future waste-to-energy projects operated by the Company.

Regulation

Environmental regulations. The Company's business activities are pervasively regulated pursuant to federal, state, and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state, and local laws, such as RCRA, comprehensively govern the generation, transportation, storage, treatment, and disposal of solid waste, including hazardous waste (such laws and the regulations thereunder, "Environmental Regulatory Laws"). The Environmental Regulatory Laws and other federal, state, and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), make the Company potentially liable for any environmental contamination which may be associated with its activities or properties (collectively, "Environmental Remediation Laws").

Many states have mandated local and regional solid waste planning, and require that new solid waste facilities may be constructed only in conformity with these plans. State laws may authorize the planning agency to require that waste generated within its jurisdiction be brought to a designated facility, which may help that facility become economically viable but preclude the development of other facilities in that jurisdiction. Such ordinances are sometimes referred to as legal flow control. Legal flow control has been challenged in a number of law suites on the basis that it is a state regulation of interstate commerce prohibited by the United States Constitution. The decisions on these cases have not been consistent. However several recent decisions have invalidated ordinances creating legal flow control. In 1993, the United States Supreme Court granted an appeal from a decision of a New York State Court upholding a New York municipality's ordinance requiring that all waste generated within its jurisdiction be disposed of at a transfer station operating under contract with the municipality. The case was argued in December 1993 and a decision is expected during the Court's Spring 1994 term.

The Company believes that legal flow control is an important tool used by municipalities in fulfilling their obligations to provide safe and environmentally sound waste disposal services to their constituencies. Although a decision invalidating legal flow control would reduce the number of options local government would have in meeting this obligation, the Company does not believe it would materially impact the Company's existing facilities or its ability to develop new ones. This view is based on a number of considerations. Most of the contracts pursuant to which the Company provides disposal services require the Client Community to deliver stated minimum quantities of waste on a put-or-pay basis. The Company does not believe these obligations would be negated by an adverse Supreme Court decision. Furthermore, only a few of the Client Communities served by the Company rely solely on legal flow control to provide waste to the Company's facilities, a factor influenced in part by past difficulties in enforcing
legal flow control ordinances.   Although some municipalities may
experience temporary difficulties in meeting delivery commitments as they address required changes in their waste disposal plans, such difficulties should not be long-lived as indicated by the experience of municipalities served by the Company which adopted alternative measures. The Company believes that there are other methods for providing incentives to use integrated waste systems incorporating waste to energy that do not entail legal flow control, which incentives should not be affected by the Court's decision. These include mandating that charges for utilization of the system be maintained at competitive levels and that revenue shortfalls be funded from tax revenues or special assessments on residents. This type of incentive will be utilized at the facility being constructed and which will be operated by the Company in Montgomery County, Maryland.

Furthermore, in most of the municipalities where the Company provides services, information available to the Company indicates that the cost to the Client Community of waste to energy is competitive with alternative disposal facilities, and therefore the Company's facilities should be able to compete for waste economically. As indicated, however, certain additional waste disposal services are financed by the Client Community's increasing the cost for disposal at waste-to-energy facilities, and these services may have to be paid for by other mechanisms. A number of bills are presently pending in Congress to authorize legal flow control. Whether Congress will enact legislation on this subject is uncertain.

In addition, state laws have been enacted in some jurisdictions that may also restrict the intrastate and interstate movement of solid waste. Restrictions on importation of waste from other states have generally been voided by Federal courts as invalid restrictions on interstate commerce. Bills proposed in past sessions of Congress would authorize such designations and restrictions. Bills of this nature have been introduced in the current session of Congress, but it remains uncertain whether Congress will act to authorize such laws.

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste-to-energy facility, including: air quality construction and operating permits, stormwater discharge permits, solid waste facility permits in most cases, and,in many cases, wastewater discharge permits. There can be no assurance that all required permits will be issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third party appeals challenging permit issuance.

The Environmental Regulatory Laws and regulations and permits issued pursuant to them also establish operational standards, including specific limitations upon emissions of certain air and water pollutants. Failure to meet these standards subject an Operating Subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, and orders limiting or prohibiting operation. To date, the Company has not incurred material fines, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on its operations as a result of violations of environmental laws, regulations, or permits. Certain of the Environmental Regulatory Laws also authorize suits by private parties for damages and injunctive relief. Repeated unexcused failure to comply with environmental standards may also constitute a default by the Operating Subsidiary under its Service Agreement.

The Environmental Regulatory Laws and governmental policies governing their enforcement are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Most federal Environmental Regulatory Laws encourage development of new technology to achieve increasingly stringent standards; they also often require use of the best available technology at the time a permit is issued. The federal Prevention of Significant Deterioration of air quality program requires that new or substantially modified waste-to-energy facilities of the size constructed by the Company that are located in areas of the country that are in compliance with national ambient air quality standards ("NAAQS") employ the Best Available Control Technology ("BACT"). The selection of control technology and the emission limits that must be achieved are made on a case-by-case basis considering economic impacts, energy and other environmental impacts and costs, and may include requirements that certain components of the mixed waste stream be separated for treatment by other means than combustion in the Operating Subsidiary's facility. For facilities developed in areas where NAAQS are not met, federal law requires that control technology capable of achieving the Lowest Achievable Emission Rate ("LAER") must be employed. LAER means the most stringent emission limit achievable in practice by emission sources similar to the facility in question, which does not involve any consideration of the economic impacts or costs to achieve such a limitation. Existing facilities in areas where LAER is now required for new facilities may be required to retro-fit Reasonably Available Control Technology ("RACT") established by EPA applicable to selected pollutants to enhance progress toward these areas achieving the NAAQS. RACT is that technology which EPA or state agencies determine to be available, proven, reliable, and affordable to reduce targeted emissions from specific types of existing sources of air emissions within geographic areas in which NAAQS for the target emissions is not being met. Thus, as new technology is developed and proven, it must be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.

EPA has promulgated regulations establishing New Source Performance Standards ("NSPS") and Emission Guidelines ("EG") applicable to new and existing municipal waste combustion units with a capacity of greater than 250 tons per day. The EG and NSPS establish limitations upon the flue gas pollutant concentrations entering the ambient air for particulate matter (opacity), organics (dioxins and furans), carbon monoxide and acid gases (sulfur dioxide and hydrogen chloride). The NSPS also establish emissions limitations for nitrogen oxides. The NSPS apply to facilities beginning construction after December 20, 1989 and the EG will become effective three years after each individual state adopts them, but no later than five years after promulgation. Additional air pollution control equipment is likely to be required at four of the Company's existing waste-to-energy facilities to achieve the EG limitations.

The Clean Air Act required EPA to re-evaluate the NSPS and EG for particulate matter (total and fine), opacity (as appropriate), sulfur dioxide, hydrogen chloride, oxides of nitrogen, carbon monoxide, dioxins and dibenzofurans, and to establish new NSPS and EG for lead, cadmium, and mercury no later than November 15, 1991 for all waste combustion facilities. Such re-evaluation and regulations were not completed by that date. These standards must reflect maximum achievable control technology ("MACT") for both new and existing waste-to-energy units. "MACT" means the maximum degree of reduction in emissions, considering the cost, energy requirements, and non air quality related health and environmental impacts. For new facilities, these limits may not be less stringent than the best performing similar facility. For existing facilities, these limits may not be less stringent than the performance of the top 12% non-LAER facilities. The Company cannot predict what standards will be proposed or finally promulgated, although EPA is reviewing data from existing facilities. The revised standards for new facilities will become effective six months after the date of promulgation of the revised standards. Standards for lead, cadmium, and mercury are expected to be proposed in 1994 under a consent order entered in 1993 in connection with litigation commenced by several parties against the EPA.

The Clean Air Act also requires each state to implement a state implementation plan in conformity with federal law that outlines how areas out of compliance with NAAQS will be returned to compliance. One aspect of the state implementation plan must be an operating permit program. Most states are now in the process of developing or augmenting their implementation plans to meet these requirements. The state implementation plans and the operating permits issued under them may place new requirements on waste-to-energy facilities. Under federal law, the new operating permits may have a term of up to 12 years after issuance or renewal, subject to review every 5 years.

Changes in Clean Air Act standards can affect the manner in which the Company operates existing projects and could require significant additional expenditures to achieve compliance. The Clean Air Act Requirements, which the Company believes will be issued in final form between 1994 and 1996, will require capital improvements to the facilities operated by the Company. The exact timing and cost of such improvements cannot be stated definitively because State regulations embodying the Clean Air Act Requirements have generally not been finally adopted. The cost of capital improvements to meet the Clean Air Act Requirements for facilities owned by Client Communities will be borne by the Client Communities. For projects owned or leased by the Company and operated under a Service Agreement, the Client Community has the obligation to fund such capital improvements, to which the Company must make an equity contribution, generally 20%. Such equity contributions are likely to range, in total for all such facilities, from $9 million to $15 million. With respect to a project owned by the Company and not operated pursuant to a Service Agreement, such capital improvements will cost between $8 million and $15 million. The Company believes that costs incurred to meet Clean Air Act Requirements at facilities it operates may be recovered from Client Communities and other users of its facilities through increased tipping fees permitted under applicable contracts.

The Environmental Remediation Laws, including CERCLA, may subject the Company, like other entities that manage waste, to joint and several liability for the costs of remediating contamination at sites, including landfills, which the Company has owned, operated, or leased or at which there has been disposal of residue or other waste handled or processed by the Company. The Company leases and operates a landfill in Haverhill, Massachusetts, and leases a landfill in Bristol, Connecticut, in connection with its projects at those locations. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of the Operating Subsidiaries from some such liabilities.

Environmental Regulatory Laws, such as RCRA and state and local solid waste laws, impose significantly more stringent requirements upon disposal of hazardous waste than upon disposal of MSW and other non-hazardous wastes. These laws prohibit disposal of hazardous waste other than in small, household-generated quantities at the Company's municipal solid waste facilities and generally make disposal of hazardous waste more expensive than management of non-hazardous waste. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require the Operating Subsidiary to be responsible for some costs related to hazardous waste deliveries, to date, no Operating Subsidiary has incurred material hazardous waste disposal costs.

No ash residue from a fully operational facility operated by the Company has been characterized as hazardous under the present or past prescribed EPA test procedures and such ash residue is currently disposed of in permitted landfills as non-hazardous waste. Some state laws or regulations provide that if prescribed test procedures demonstrate that ash residue has hazardous characteristics, it must be treated as hazardous waste. In certain states, ash residue from certain waste-to-energy facilities of other vendors or communities has, on occasion, been found to have hazardous characteristics under these test procedures. There is a conflict between the two federal courts of appeal which have decided whether municipal solid waste ash residue having hazardous characteristics is subject to RCRA's provisions for management as a hazardous waste. The Second Circuit Court of Appeals has held that it is not. The Seventh Circuit Court of Appeals reached the opposite result. In September 1992, the Administrator of the EPA officially stated that EPA policy was that waste-to-energy ash residue was exempt from treatment as a hazardous waste as a matter of law and could be safely disposed of in MSW landfills that met the EPA's criteria. In reaching its decision, the Seventh Circuit refused to give deference to the EPA's policy. An appeal from the Seventh Circuit's determination was filed in early 1993 in the United States Supreme Court and a decision is expected during the Court's Spring 1994 term. The Company does not expect that a decision that requires ash residue having hazardous characteristics to be managed as a hazardous waste would have significant impacts on the Company's business. Eight of the Company's facilities are located in states or dispose of their ash residue in states which require testing to determine whether such residue must be managed as a hazardous waste under state law. Furthermore, ash processing technology is available which could be used to further ensure that ash does not exhibit characteristics of hazardous waste.

From time to time, state and federal moratoria on waste to energy have been proposed in legislation, regulation, and by executive action. Generally, such proposals have not been adopted, and where they have, as in the State of New Jersey, following the moratorium, waste to energy has continued to be included in the options available to local municipalities. In 1992, as previously reported, the State of Rhode Island eliminated waste to energy from its unique legislation in which the state's solid waste management plan was enacted as law. As a consequence of this legislation, the Company brought an action against the state challenging the validity of the change in the plan which has been settled by the State's agreement to pay the Company approximately $5.5 million in 1994, a portion of which must be shared with Blount, Inc., the former developer of the Quonset, Rhode Island project.

OWTS' business activities were regulated under federal, state, and local environmental laws governing air and water emissions and the generation, transportation, storage, treatment, and disposal of solid wastes, and hazardous and toxic materials. In particular, RCRA, its implementing regulations, and parallel state laws create a cradle-to-grave system for regulating hazardous waste; and CERCLA and similar state laws create programs for remediation of contaminated sites and for the imposition of liability upon those who owned or operated such sites or who generated or transported hazardous substances disposed of at such sites. The Company believes that OWTS's units and projects were operated in compliance in all material respects with regulatory requirements that apply to its business.

The Company's waste-to-energy business is subject to the provisions of the federal Public Utility Regulatory Policies Act ("PURPA"). Pursuant to PURPA, the Federal Energy Regulatory Commission ("FERC") has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. PURPA was promulgated to encourage the development of cogeneration facilities and small facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to qualifying facilities from the Federal Power Act and the Public Utility Holding Company Act of 1935 are of great importance to the Company and its competitors in the waste-to-energy industry.

State public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from the Company's projects. PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or "avoided" cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. While public utilities are not required by PURPA to enter into long-term contracts, PURPA creates a regulatory environment in which such contracts can typically be negotiated.

In October, 1992, Congress enacted, and the President signed into law, comprehensive energy legislation, several provisions of which are intended to foster the development of competitive, efficient bulk power generation markets throughout the country. Although the impact of the legislation will not be fully known until any judicial challenges are resolved and Federal and State regulatory agencies develop policies and promulgate implementing regulations, the Company believes that, over the long term, the legislation will create business opportunities both in the waste-to-energy field as well as in other power generation fields.

Other Information

(a) Raw Materials. The construction of each of the Company's waste-to-energy facilities is generally carried out by a general contractor selected by the Company. The general contractor is usually responsible for the procurement of bulk commodities used in the construction of the facility, such as steel and concrete. These commodities are generally readily available from many suppliers. The Company generally directs the procurement of all major equipment utilized in the facility, which equipment is also generally readily available from many suppliers. The stoker grates utilized in facilities constructed by the Company are required to be obtained from Martin pursuant to the Cooperation Agreement.

In connection with the currently operating waste-to-energy facilities, the Company has entered into long-term waste disposal agreements which obligate the relevant Client Communities (or in the case of the Haverhill projects, the private haulers) to deliver specified amounts of waste on an annual basis. The Company believes that sufficient amounts of waste are being produced in the United States to support current and future waste-to-energy projects. Other commodities used in the operation of the Company's facilities are readily available from many suppliers. See "Regulation" herein.

(b) Employees. As of February 1, 1994, the Company had 355 full-time employees. Substantially all of the personnel operating the Company's waste-to-energy facilities are employees of subsidiaries of an affiliate of the Company, Ogden Services Corporation ("Ogden Services"). Some of the employees at certain facilities are employed by subsidiaries of Ogden Services pursuant to collective bargaining agreements. Each facility's staff is typically supervised by a Facility Manager who is an employee of a subsidiary of Ogden Services, and a Manager of Facility Administration, who is an employee of the Company. There were approximately 1310 employees of a subsidiary of Ogden Services working at the Company's waste-to-energy facilities as of February 1, 1994. The Company considers relations with its employees to be good.

(c) Dependence on Ogden. Ogden has provided, at no cost to the Company, guarantees of performance of the obligations of the Operating Subsidiaries for their waste-to-energy projects and has provided other forms of credit support. Such credit support is typically required in connection with the Company's proposals to Client Communities, and without such credit support for future projects, there is no assurance that the Company could continue to compete effectively in the waste-to-energy industry. Credit support has also been provided in connection with acquisitions made by the Company. Ogden also provided certain guarantees with respect to OWTS operations. Ogden has also supported the Company by providing other guarantees related to project financing and project energy agreements, by providing support services in areas such as investor relations, tax, legal, internal audit, cash management, employee benefits administration, and insurance, and by funding working and other capital requirements, including the equity requirements of Company-owned projects, to the extent not provided by the Company. The Company pays a fee for these services. Under the cash management arrangements the Company is charged interest by Ogden if it is a net borrower from, or is paid interest by Ogden if it is a net depositor with, Ogden. Ogden has further supported the Company by providing certain personnel, either directly or through a subsidiary. Substantially all of the personnel utilized by the Company in operating its waste-to-energy facilities are provided on a cost-plus basis by Ogden Services under the technical and budgetary supervision of the Company.
The Board of Directors of Ogden has adopted a Statement of Intent providing that it intends to continue to provide support services to the Company. However, the Statement of Intent does not represent a contractual obligation of Ogden and there can be no assurance that Ogden will continue to provide such support.

Item 2.  PROPERTIES

     The Company's principal executive offices are located in Fairfield, New Jersey, in an office building located on a 5.4-acre site owned by the Company.
          The following table summarizes certain information relating to the locations of the properties owned or leased by the Company or its subsidiaries as of January 31, 1994(1).

                         Approximate
                         Site Size                             Nature of
Location                 in Acres         Site Use             Interest

Fairfield, New Jersey      5.4            Office space         Own
Marion County, Oregon     15.2            Waste-to-energy
                                          facility             Own (2)

Alexandria/Arlington,      3.3            Waste-to-energy      Acquiring the
  Virginia                                facility             Alexandria
                                                               Authority's and
                                                               the Arlington
                                                               Authority's
                                                               interest under
                                                               Site lease
                                                               (expires Oct.
                                                               1, 2025)
                                                               pursuant to
                                                               Conditional
                                                               Sale Agreement

Bristol, Connecticut      18.2            Waste-to-energy      Own (2)
                                          facility

Bristol, Connecticut      35.0            Landfill             Site lease
                                                               (expires July
                                                               1, 2014)

Indianapolis, Indiana     23.5            Waste-to-energy      Site lease
                                          facility             (expires Dec.,
                                                               2008 subject to
                                                               four 5-year
                                                               renewal
                                                               options) (2)

Stanislaus County,        16.5            Waste-to-energy      Site lease
California                                facility             (expires Aug.
                                                               20, 2021
                                                               subject to 15-
                                                               year renewal
                                                               option) (2)

Babylon, New York          9.5            Waste-to-energy      Site lease
                                          facility             (expires Dec.
                                                               19, 2010, with
                                                               renewal
                                                               options)

Haverhill,                12.7            Waste-to-energy      Site lease
Massachusetts                             facility             (expires Mar.
                                                               16, 1997,
                                                               subject to
                                                               sixteen 5-year
                                                               renewal
                                                               options) (2)

Haverhill,                16.8            RDF processing       Site lease
Massachusetts                             facility             (expires Mar.
                                                               16, 1997,
                                                               subject to
                                                               sixteen 5-year
                                                               renewal
                                                               options) (2)

Haverhill,                20.2            Landfill             Site lease
Massachusetts                                                  (expires Mar.
                                                               16, 1997,
                                                               subject to
                                                               sixteen 5-year
                                                               renewal
                                                               options) (2)

Lawrence, Massachusetts   11.8            RDF power plant      Own (2)

Lake County, Florida      15.0            Waste-to-energy      Own (2)
                                          facility

Wallingford, Connecticut  10.3            Waste-to-energy      Site lease
                                          facility             (expires Dec.
                                                               1, 2026) (2)

Fairfax County, Virginia  22.9            Waste-to-energy      Acquiring
                                          facility             Fairfax
                                                               Authority's
                                                               interest under
                                                               Site Lease
                                                               (expires Mar.
                                                               10, 2016)
                                                               pursuant to
                                                               Conditional
                                                               Sale Agreement

Imperial County,          83.0            Undeveloped land     Own
California

Huntington, New York      13.0            Waste-to-energy      Site lease
                                          facility             (expires Oct.
                                                               28, 2012,
                                                               subject to
                                                               successive
                                                               renewal terms
                                                               through Jan.
                                                               28, 2029)(2)

Warren County,            19.8            Waste-to-energy      Site lease
New Jersey                                facility             (expires Nov.
                                                               16, 2005
                                                               subject to two
                                                               ten-year
                                                               renewals)(2)

Hennepin County,          14.6            Waste-to-energy      Leases of site
Minnesota                                 facility             and facility
                                                               (expires Oct.
                                                               1, 2017 subject
                                                               to renewal
                                                               options to
                                                               December 20,
                                                               2024)(2)(3)

Stockton, California       4.5            Contaminated soil   Site lease
                                                               (expired
                                                               remediation
                                                               facility
                                                               February 1,
                                                               1994)
                                                               (discontinued)

Tulsa, Oklahoma           22.0            Waste-to-energy      Leases of site
                                          facility             and facility
                                                               (expires April
                                                               30, 2012
                                                               subject to
                                                               renewal options
                                                               to August 2,
                                                               2026)(2)(3)

Harris County, Texas      14.0            Undeveloped land     Own

Onondaga, New York                        Facility site        Site lease
                                                               expires
                                                               contempora-
                                                               neously with
                                                               service
                                                               agreement,
                                                               subject to
                                                               renewal options
                                                               to May 9,
                                                               2020(2)

_______________________

(1) Two Facilities, located in Detroit, Michigan and Honolulu, Hawaii and not listed in the table, were initially owned by political subdivisions and were sold to leveraged lessors. The lessors entered into lease agreements with the respective Operating subsidiaries, all of which lease obligations, including the obligation to pay rent, are passed through to the client communities.

(2) The Operating Subsidiary's ownership or leasehold interest is subject to material liens in connection with the financing of the related project.

(3)  Sublease of site expires contemporaneously with facility lease.  The
     Company believes that its properties and equipment are generally well maintained, in good operating condition, and adequate for its present needs. The Company regularly upgrades and modernizes facilities and equipment and expands its facilities as necessary.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company becomes involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the Company operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the Company's operations in which the Company may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the Company operates. To date the Company, has resolved the proceedings to which it is a party through settlements that generally involve the payment of civil fines or penalties and, in some instances, changing operational procedures. None of these resolutions require the Company to make any material capital expenditures. At September 30, 1993, the Company was involved in one such proceeding in which the Company believes sanctions involved may exceed $100,000. The Company believes that such proceeding will not have a material adverse effect on it or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                Not applicable

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers (as defined by Rule 3b-7 of the Securities Exchange Act of 1934) of the Company are named in the table below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name                        Position                                 Age

R. Richard Ablon           Chairman of the Board and Chief           44
			                        Executive Officer

Scott G. Mackin												President and Chief Operating Officer     37

Bruce W. Stone             Executive Vice President and Managing
                           Director                                  46

William C. Mack            Executive Vice President                  47

John M. Klett              Executive Vice President--Operations      47

Gloria A. Mills            Executive Vice President--Business
                           Development                               54

William E. Whitman         Executive Vice President, Chief
                           Financial Officer and Treasurer           38

Brian A. Delle Donne       Senior Vice President                     37

Jeffrey R. Horowitz        Senior Vice President, General Counsel
                           and Secretary                             44

Kenneth G. Torosian        Vice President and Controller             32

Information about the executive officers of the Company is set forth below:

Mr. Ablon has been Chairman of the Board and Chief Executive Officer of the Company since November 1990. Since May 1990, he has been President and Chief Executive Officer of Ogden. From January 1987 to May 1990, he was President- and Chief Operating Officer, Operating Services, Ogden.

Mr. Mackin has been President and Chief Operating Officer of the Company since January 1991. From November 1990 to January 1991, he was Co-President, Co-Chief Operating Officer, General Counsel and Secretary of the Company. From 1988 to November 1990, he was First Executive Vice President and Managing Director, General Counsel of the Company and since December 1989 Secretary of the Company. From 1987 to 1988, he was Vice President and General Counsel of the Company, and from 1987 to May 1989, he was Secretary of the Company.

Mr. Stone has been Executive Vice President and Managing Director of the Company since January 1991. From November 1990 to January 1991, he was Co-President and Co-Chief Operating Officer of the Company. From 1988 through November 1990, he was First Executive Vice President and Managing Director-
- -Project Implementation of the Company.


Mr. Mack has been Executive Vice President of the Company since January 1991. He was Secretary of the Company from January 1991 until November 1991. From 1988 to January 1991, he was First Executive Vice President and Managing Director--Operations of the Company.

Mr. Klett has been Executive Vice President--Operations of the Company since January 1991. From January 1990 to January 1991, he was Executive Vice President--Plant Operations of OMS. From March 1989 to January 1990, he was Senior Vice President--Plant Operations of OMS.

Ms. Mills has been Executive Vice President--Business Development of the Company since January 1991. From 1988 to January 1991, she was First Executive Vice President and Managing Director--Marketing of the Company.

Mr. Whitman has been Executive Vice President of the Company since February, 1994 and Chief Financial Officer and Treasurer of the Company since September 1990. He was also Senior Vice President of the Company from December 1990 through February 1994 and Vice President of the Company from September 1990 through December 1990. From January 1990 to September 1990, he was Assistant Vice President, Facility Administration of OMS. From November 1987 to January 1990, he was first a Senior Cost Analyst, then Director, Facility Administration, of the Company.

Mr. Delle Donne has been Senior Vice President of the Company since May 1990, and has been President and Chief Operating Officer of OWTS since November 1989. From October 1987 through October 1989, he was Director, Marketing at Westinghouse Environmental Services.

Mr. Horowitz has been a Senior Vice President and General Counsel of the Company since July, 1991 and Secretary since November 1991. From 1982 until 1991 he was a partner in the law firm of Schnader, Harrison, Segal and Lewis.

Mr. Torosian has been Vice President of the Company since February 1992 and Controller of the Company since November 1987.

                                    PART II


Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference to the material captioned "Price Range of Common Stock and Dividend Data" on page 44 of the Company's 1993 Annual Report to
Stockholders.

          As of February 28, 1994, there were 5,103 holders of record of the Company's Common Stock.


Item 6.   SELECTED FINANCIAL DATA.

          The information required by this item is incorporated herein by reference to the material captioned "Selected Financial Data" on page 24 of the Company's 1993 Annual Report to Stockholders.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

          The information required by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Consolidated Operations" on pages 22 and 23 of the Company's 1993 Annual Report to Stockholders.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated herein by reference to pages 25 through 42 and 44 of the Company's 1993 Annual Report to Stockholders. For other financial statements and schedules required under this item, reference is made to Item 14 of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.


          Not applicable.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to the Company's 1994 Proxy Statement to be filed with the Securities and Exchange
Commission.

          (b) Executive Officers. The information with respect to officers required by this item is included at the end of PART I of this document under the heading Executive Officers of the Company.


Item 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to the Company's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference to the Company's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated herein by reference from the Company's 1994 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Listed below are the documents filed as a part of this report:

          1. Consolidated Financial Statements and the Independent Auditors' Report incorporated herein by reference to pages 25 through 42 of the Company's 1993 Annual Report to Stockholders:

                     Independent Auditors' Report.

                     Consolidated Balance Sheets, December 31, 1993 and
                     1992.

                     Statements of Consolidated Income for the Years Ended December 31, 1993, 1992, and 1991.

                     Statements of Consolidated Cash Flows for the Years Ended December 31, 1993, 1992, and 1991.

                     Statements of Common Stockholders' Equity for the Years Ended December 31, 1993, 1992, and 1991.

                     Notes to Consolidated Financial Statements.

          2.    Financial Statement Schedules:

                     Independent Auditors' Report

                     Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties.

                     Schedule V - Property, Plant, and Equipment.

                     Schedule VI - Accumulated Depreciation, Depletion, and Amortization of Property, Plant, and Equipment.

                     Schedule VIII - Valuation and Qualifying Accounts.

                     Schedule X - Supplementary Income Statement
                     Information.

                     Schedules, other than those listed above, have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

          3.    Exhibits:

          3.1   Third Restated Certificate of Incorporation.*

                          (i)  Certificate of Retirement of Stock and
                               Reduction of Capital, dated March 1, 1990.*.

                          (ii) Certificate of Retirement of Stock and
                               Reduction of Capital, dated April 26, 1990.*

                          (iii) Certificate of Ownership and Merger, dated December 1, 1989.*

          3.2   Third Restated By-Laws of Ogden Projects, Inc. as amended.*

          4.1        (a)  Trust Indenture, dated as of December 1, 1986, and
                          amended and restated as of July 1, 1987, between Shawmut Bank, N.A., as trustee, and Massachusetts Industrial Finance Agency.*

                          (i) Amendment No. 2, dated as of April 1, 1992, to Amended and Restated Trust Indenture, as amended, between Shawmut Bank, N.A., as trustee, and Massachusetts Industrial Finance Agency.*

                          (ii) Supplemental and Amending Trust Indenture,
                               dated as of May 1, 1992, between Shawmut
                               Bank, N.A., as trustee, and Massachusetts
                               Industrial Finance Agency.*

                     (b) OHA Loan Agreement, dated as of December 1, 1986, and as amended as of August 1, 1988, between Ogden Haverhill Associates and Massachusetts Industrial Finance Agency.*

                          (i) Amendment No. 2, dated as of May 1, 1992, to the OHA Loan Agreement, as amended, between Ogden Haverhill Associates and Massachusetts Industrial Finance Agency.*

                     (c) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series A Note, dated December 23, 1986, and as amended as of August 1, 1988 (Amendment incorporated by reference to Exhibit No. 4.1(e)), by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

                     (d) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series B Note, dated December 23, 1986, and as amended as of August 1, 1988 (Amendment incorporated by reference to Exhibit No. 4.1(e)), by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

                     (e) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series C Note, dated December 23, 1986, and as amended as of August 1, 1988, by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

                          (i) Amendment No. 2, dated as of May 29, 1992, to OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series C Note, as amended , by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

                     (f) SBR Loan Agreement, dated as of December 1, 1986, and as amended through August 1, 1988, between SBR Associates and Massachusetts Industrial Finance Agency.*

                          (i) Amendment No. 2, dated as of May 1, 1992, to SBR Loan Agreement, as amended, between SBR Associates and Massachusetts Industrial Finance Agency.*

                     (g) SBR (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series D Note, dated December 23, 1986, and as amended as of August 1, 1988, by SBR Associates to Shawmut Bank, N.A., as trustee.*

                          (i) Amendment No. 2, dated as of May 28, 1992, to SBR (Ogden Haverhill Project) Massachusetts Industrial Finance Agency, Series D Note, as amended, by SBR Associates to Shawmut Bank, N.A., as trustee.*

                     (h) Letter of Credit and Reimbursement Agreement, dated as of December 1, 1986, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

                          (i) Reimbursement Agreement Amendment, dated August 1, 1988, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

                          (ii) Second Reimbursement Agreement Amendment,
                               dated August 1, 1989, between Ogden Martin
                               Systems of Haverhill, Inc. and Union Bank of
                               Switzerland, New York Branch.*

                          (iii) Third Reimbursement Agreement, dated October 13, 1989, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

                          (iv) Fourth Reimbursement Agreement Amendment,
                               dated as of September 23, 1991, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

                          (v) Fifth Reimbursement Agreement Amendment, dated as of May 1, 1992, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*


                     (i) Reimbursement Agreement, dated as of May 31, 1989, between Ogden Haverhill Properties, Inc. and Swiss Bank Corporation, New York Branch.*



                          (i)  First Amendment to the Reimbursement
                               Agreement dated as of May 28, 1992 between Ogden Haverhill Properties, Inc. and Swiss Bank Corporation, New York Branch.*

          4.2        (a)  Second Amended and Restated Trust Indenture, dated
                          as of February 1, 1989, between the Fairfax County Economic Development Authority and Crestar Bank, as trustee.*

                     (b) Conditional Sale and Security Agreement, dated as of February 1, 1988, between the Fairfax County Solid Waste Authority and Ogden Martin Systems of Fairfax, Inc.*

          4.3             Specimen Stock Certificate for Company's Common
                          Stock.*

          4.4             Demand Note, dated May 31, 1989, by Company to
                          Ogden Corporation.*

          4.5 Demand Note, dated December 19, 1984, by Company to Bouldin Development Corporation.*

          10.1 Tax Sharing Agreement, dated as of January 1, 1989, among Ogden Corporation, Company and Subsidiaries, Ogden Allied Services, Inc. and Subsidiaries, and Ogden Financial Services, Inc. and Subsidiaries.*

          10.2       (a)  Amended and Restated Cooperation Agreement, dated
                          April 30, 1983 and amended and restated as of April 1, 1985, and as further amended through May 25, 1989 between Ogden Martin Systems, Inc. and Martin GmbH fur Umwelt- und Energietechnik of West Germany (confidential status has been granted for certain provisions thereof pursuant to Commission Order No. 810132).*

                          (i) Amendment to Section 5.3.1 of the Amended and Restated Cooperation Agreement, effective as of January 1, 1989, between Ogden Martin Systems, Inc. and Martin GmbH fur Umwelt- und Energietechnik of West Germany (confidential status has been granted for certain provisions thereof pursuant to Rule 24b-2.)*

                          (ii) Amendment No. 6 to Amended and Restated
                               Cooperation Agreement, effective as of
                               January 1, 1991, between Ogden Martin
                               Systems, Inc. and Martin GmbH fur Umwelt-und
                               Energietechnik of West Germany.*

                     (b) Rights of First Refusal, dated June 2, 1989, among Walter Josef Martin, Anneliese Martin, Johannes Josef Edmund Martin and Ogden Martin Systems, Inc.*

          10.3       Ogden Projects, Inc. Directors' Stock Option Plan.*

          10.4 Letter Agreement, dated October 5, 1990, between David L. Sokol and Ogden Corporation.*

          10.5       Ogden Projects, Inc. Employees' Stock Option Plan.*

          10.6 Ogden Corporation Pension Plan, as amended and restated, effective as of January 1, 1988.*

          10.7 Ogden Corporation Supplementary Deferred Benefit Plan, adopted December 13, 1976, and amended as of January 5, 1988.*

          10.8 Ogden Corporation Stock Option Plan, effective as of March 11, 1986.*

          10.9 Ogden Corporation 1990 Stock Option Plan, effective as of October 11, 1990.*

          10.10 Ogden Projects, Inc. Pension Plan effective as of January 1, 1989.*
                          (i) Amendment to Ogden Projects, Inc. Pension Plan effective as of January 1, 1994.

          10.11 Form of Supplementary Deferred Benefit Plan of Ogden Projects, Inc. effective as of January 1, 1989.*

          10.12 Ogden Projects, Inc. Profit Sharing Plan effective as of January 1, 1989.*

                          (i) Ogden Projects Profit Sharing Plan amendment by Unanimous Written Consent of the Administrative Committee, dated March 7, 1990.*

                          (ii) Amendment to Ogden Projects, Inc. Profit
                               Sharing Plan effective as of January 1, 1994.


          10.13 Ogden Allied Services Saving and Security Plan, as amended and restated, effective as of August 1, 1986.*

          10.14 Ogden Services Corporation Profit Sharing Plan, as amended and restated, effective as of January 1, 1989, as further amended July 18, 1990.*

          10.15           (a)  Ogden Services Corporation Executive Pension
                               Plan, effective as of January 1, 1989.*

                     (b) Ogden Services Corporation Executive Pension Plan Trust Agreement, dated as of October 1, 1990, between Ogden Services Corporation and The Bank of New York.*

          10.16           (a)  Ogden Services Corporation Select Savings
                               Plan, dated as of October 1, 1990.*

                     (b) Ogden Services Corporation Select Savings Plan Trust Agreement, dated as of October 1, 1990, between Ogden Services Corporation and The Bank of New York.*

          10.17 Form of Supplemental Defined Benefit Plan of Ogden Allied Services effective as of January 1, 1989.*

          10.18 Ogden Environmental Services Pension Plan effective as of January 1, 1989.*

          10.19 Ogden Environmental Services Profit Sharing Plan effective as of January 1, 1989.*

                          (i) Ogden Environmental Services Profit Sharing Plan amendment by Unanimous Written Consent of the Administrative Committee, dated March 7, 1990.*

          10.20 Form of Supplementary Deferred Benefit Plan of Ogden Environmental Services, Inc., effective as of January 1, 1989.*

          10.21 Stock Purchase Agreement, dated as of May 31, 1989, between Company and Ogden Corporation.*

          10.22 Stock Purchase Option Agreement, dated June 14, 1989, between Ogden Corporation and Company.*

                          (i) Amendment to Stock Purchase Option Agreement, dated November 16, 1989, between Ogden Corporation and Company.*

          10.23 Employment Agreement, dated as of June 1, 1990, between Company and William C. Mack.*

          10.24 Employment Agreement, dated as of June 1, 1990, between Company and Scott G. Mackin.*

                          (i) Employment Agreement dated January 1, 1994 between Company and Scott G. Mackin.

          10.25 Employment Agreement, dated as of June 1, 1990, between Company and Gloria A. Mills.*

          10.26 Employment Agreement, dated as of June 1, 1990, between Company and Bruce W. Stone.*

          10.27 Employment Agreement, dated as of June 1, 1990, between Company and John M. Klett.*

          10.28 Employment Agreement, dated as of May 24, 1990, between Ogden Corporation and R. Richard Ablon, as amended October 11, 1990.*

          10.29 Agreement and Plan of Merger dated September 20, 1990 by and among Ogden Environmental Services of Houston, Inc., Ogden Acquisition Company and American
                     Envirotech, Inc.*

                          (i) Amendment dated June 12, 1991 by and among Ogden Environmental Services of Houston, Inc., Ogden Acquisition Company, and American Envirotech, Inc.*

          10.30      Ogden Projects, Inc. Core Executive Benefit Program.*

          13.0       Annual Report to Stockholders for the year ended
                     December 31, 1993.

          21.0  Subsidiaries of the Company.

          24.0  Consent of Deloitte & Touche.

_______________

* Incorporated by reference as set forth in the Exhibit Index of this Annual Report on Form 10-K.

Note:

Long term debt instruments of the Company and its consolidated subsidiaries under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.


     (b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1993:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OGDEN PROJECTS, INC.

                               By:/s/ R. Richard Ablon
                                  Chairman and Chief Executive Officer

                               Date:  March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 29, 1994.

        Signature                         Title

/s/ R. Richard Ablon           Chairman of the Board and
R. Richard Ablon                       Chief Executive Officer

/s/ Scott G. Mackin            President, Chief Operating
Scott G. Mackin                  Officer and Director

/s/ Bruce W. Stone             Executive Vice President,
Bruce W. Stone                   Managing Director and Director

/s/ William E. Whitman         Executive Vice President,
William E. Whitman               Chief Financial Officer and Treasurer
                                 (Chief Financial Officer)

/s/ Kenneth G. Torosian          Vice President and Controller
Kenneth G. Torosian              (Chief Accounting Officer)


/s/ William M. Batten          Director
William M. Batten


/s/ Constantine G. Caras       Director
Constantine G. Caras


/s/ Lynde H. Coit              Director
Lynde H. Coit


/s/ Philip G. Husby            Director
Philip G. Husby


/s/ Robert E. Smith            Director
Robert E. Smith


/s/ Jeffrey F. Friedman        Director
Jeffrey F. Friedman

DELOITTE &
  TOUCHE

                One World Trade Center              Facsimile:(212)524-0890
                New York, New York 10048-0601       International & Domestic
                Telephone:(212)669-5000             Telex: 4995706

                1633 Broadway                       Facsimile:(212)489-6944
                New York, New York 10019-6754       International & Domestic
                Telephone:(212)489-1600             Telex: 4995706





INDEPENDENT AUDITORS' REPORT

Ogden Projects, Inc.


We have audited the consolidated financial statements of Ogden Projects, Inc. and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 2, 1994, which report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 109; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Ogden Projects, Inc. and subsidiaries, listed in
Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche



February 2, 1994

SCHEDULE II

                               OGDEN PROJECTS, INC. AND SUBSIDIARIES

                     AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                        PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 FOR THE YEAR ENDED DECEMBER 31, 1991



Column A                Column B     Column C        Column D                 Column E

                        BALANCE AT                  DEDUCTIONS       BALANCE AT END OF PERIOD
                        BEGINNING              AMOUNTS    AMOUNTS
NAME OF DEBTOR          OF PERIOD    ADDITIONS COLLECTED  WRITTEN OFF  CURRENT      NON-CURRENT

Brian Delle Donne (A)   $175,000               $175,000










Notes:


(A) Mortgage Loan, Collateralized Promissory Note, bearing interest at 8.5% per annum.

SCHEDULE V

                                    OGDEN PROJECTS, INC. AND SUBSIDIARIES

                                      PROPERTY, PLANT, AND EQUIPMENT
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                          (In thousands of dollars)

COLUMN A                       COLUMN B        COLUMN C             COLUMN D        COLUMN E        COLUMN F

                               BALANCE AT                                           OTHER           BALANCE AT
                               BEGINNING       ADDITIONS                            CHANGES         END OF
CLASSIFICATION                 OF PERIOD       AT COST              RETIREMENTS     ADD/(DEDUCT)    PERIOD

YEAR ENDED DECEMBER 31, 1993

Land                           $    5,049                                                           $    5,049
Waste-to-energy facilities      1,538,762      $   611                                               1,539,373
Buildings and improvements         39,498        4,420                              $  4,228 (A)        48,146
Machinery and equipment            19,228        4,066                 $278                             23,016
Landfills                           8,306          158                                                   8,464
Construction in progress           24,993       73,292                                (2,496)(B)        95,789
  TOTAL                        $1,635,836      $82,547                 $278         $  1,732        $1,719,837

YEAR ENDED DECEMBER 31, 1992

Land                           $    5,049                                                           $    5,049
Waste-to-energy facilities      1,491,791      $ 9,804                 $101         $ 37,268 (C)     1,538,762
Buildings and improvements         27,075        8,556                                 3,867 (B)        39,498
Machinery and equipment            16,168        3,430                  370                             19,228
Landfills                           8,166          140                                                   8,306
Construction in progress           10,054       16,441                                (1,502)(D)        24,993
  TOTAL                        $1,558,303      $38,371                 $471         $ 39,633        $1,635,836

YEAR ENDED DECEMBER 31, 1991

Land                           $    5,158                                           $   (109)(E)    $    5,049
Waste-to-energy facilities      1,042,702      $   659                               448,430 (F)     1,491,791
Buildings and improvements         26,516          559                                                  27,075
Machinery and equipment            12,626        3,612                 $ 70                             16,168
Landfills                           8,371          107                                  (312)(E)         8,166
Construction in progress          178,621       68,944                              (237,511)(G)        10,054
  TOTAL                        $1,273,994      $73,881                 $ 70         $210,498        $1,558,303



NOTES:

(A)  Represents $2,496 from the reclassification of construction in progress upon completion and $1,732 from the acquisition of the capital stock of RRS Holdings, Inc.
(B)  Reclassification of construction in progress upon completion.
(C)  Represents $39,633 from adjustment to acquired property, plant, and equipment to pretax amounts upon adoption of Statement of Financial Accounting Standards No. 109 and $(2,365) from adjustment of accruals.
(D)  Represents $(3,867) from the reclassification of construction in progress upon completion and
     $2,365 from adjustment of accruals.
(E)  Adjustment of accruals.
(F)  Represents $238,723 from the reclassification of construction in progress upon completion,
     $202,974 from the acquisition of the capital stock of Blount Energy Resource Corp., $8,300 from contract cost adjustment, and $(1,567) from adjustment of accruals.
(G)  Represents $(238,723) from the reclassification of construction in progress upon completion and
     $1,212 from adjustment of accruals.


Prior-year amounts have been reclassified to conform with the 1993 presentation.

SCHEDULE VI

                                    OGDEN PROJECTS, INC. AND SUBSIDIARIES

               ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                          (In thousands of dollars)


COLUMN A                            COLUMN B        COLUMN C        COLUMN D        COLUMN E        COLUMN F
                                                    ADDITIONS
                                    BALANCE AT      CHARGED TO                      OTHER           BALANCE AT
                                    BEGINNING       COST AND                        CHANGES         END OF
DESCRIPTION                         OF PERIOD       EXPENSES        RETIREMENTS     ADD/(DEDUCT)    PERIOD

YEAR ENDED DECEMBER 31, 1993

Waste-to-energy facilities          $ 98,475        $35,134                                         $133,609
Buildings and improvements             2,073            384                            $359  (A)       2,816
Machinery and equipment               11,761          2,277              $264           604  (A)      14,378
Landfills                              5,309            363                                            5,672

TOTAL                               $117,618        $38,158              $264          $963         $156,475


YEAR ENDED DECEMBER 31, 1992

Waste-to-energy facilities          $ 62,352        $34,551              $ 10        $1,582  (B)    $ 98,475
Buildings and improvements             1,647             68                             358  (A)       2,073
Machinery and equipment                9,357          2,094               322           632  (A)      11,761
Landfills                              5,277             32                                            5,309

TOTAL                               $ 78,633        $36,745              $332        $2,572         $117,618


YEAR ENDED DECEMBER 31, 1991

Waste-to-energy facilities          $ 35,441        $26,911                                         $ 62,352
Buildings and improvements             1,243             46                          $  358  (A)       1,647
Machinery and equipment                6,425          1,656              $ 58         1,334  (A)       9,357
Landfills                              5,138            609                            (470) (C)       5,277

TOTAL                               $ 48,247        $29,222              $ 58        $1,222         $ 78,633


NOTES:

(A)  Amount capitalized.
(B)  Adjustment to acquired property, plant, and equipment to pretax amounts upon adoption of Statement of Financial Accounting Standards No. 109.
(C)  Adjustment of accruals.

SCHEDULE VIII

                                    OGDEN PROJECTS, INC. AND SUBSIDIARIES

                                     VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                          (In thousands of dollars)

COLUMN A                            COLUMN B                  COLUMN C              COLUMN D        COLUMN E
                                                             ADDITIONS
                                    BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                    BEGINNING       COST AND        OTHER                           END OF
DESCRIPTION                         OF PERIOD       EXPENSES        ACCOUNTS        DEDUCTIONS      PERIOD

YEAR ENDED DECEMBER 31, 1993

Allowances deducted from assets to
  which they apply:

Deferred charges on projects        $   750                                                         $   750
Doubtful receivables                  4,776         $   180         $4,073  (A)     $ 1,708  (C)      7,321

Allowances not deducted:

Estimated cost of disposal
  of discontinued operations          7,620           1,706          4,061  (B)      12,379  (D)      1,008

Other                                                 1,350                                           1,350

TOTAL RESERVES                      $13,146         $ 3,236         $8,134          $14,087         $10,429


YEAR ENDED DECEMBER 31, 1992

Allowances deducted from assets to
  which they apply:

Deferred charges on projects        $ 6,500                                         $ 5,750  (E)    $   750
Doubtful receivables                    531         $   265         $4,121  (A)         141  (C)      4,776

Allowances not deducted:

Estimated cost of disposal
  of discontinued operations          7,090                            530  (F)                       7,620

TOTAL RESERVES                      $14,121         $   265         $4,651          $ 5,891         $13,146


YEAR ENDED DECEMBER 31, 1991

Allowances deducted from assets to
  which they apply:

Deferred charges on projects                        $ 6,500                                         $ 6,500
Doubtful receivables                $   163             406                         $    38  (C)        531

Allowances not deducted:

Estimated cost of disposal
  of discontinued operations                          7,090                                           7,090

TOTAL RESERVES                      $   163         $13,996                         $    38         $14,121

NOTES:

(A)  Reserve for contract billing adjustments.
(B)  Net proceeds from on-site remediation utilizing mobile technology $3,853 and reclassification of liabilities pertaining to fixed-site hazardous waste business $208.
(C)  Write-offs of receivables considered uncollectible.
(D)  Gain from on-site remediation business utilizing mobile technology.
(E)  Write-offs of unsuccessful development efforts.
(F)  Net proceeds from on-site remediation utilizing mobile technology.
SCHEDULE X

                      OGDEN PROJECTS, INC. AND SUBSIDIARIES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991



COLUMN A                                                  COLUMN B

                                               CHARGED TO COSTS AND EXPENSES
ITEM                                       1993            1992            1991

Maintenance and repairs             $55,161,000     $40,873,000     $36,019,000
Royalties                             7,452,000       5,901,000       4,750,000