Form 10-Q
period 1994-03-31
OGDEN PROJECTS INC
filed 1994-05-12
CIK 851945

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number    1-10282

                            Ogden Projects, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                   13-3213657
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)          Number)

                    40 Lane Road, Fairfield,  NJ  07007-2615
                    (Address of principal executive offices)
                                  (Zip Code)
                               (201) 882-9000
                    (Registrant's telephone number, including
                                  area code)
                                Not Applicable
                   (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No





                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994: 38,012,544 shares of Common Stock, $.50 par value per share.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OGDEN PROJECTS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                             1994      1993
                                                         (Thousands of dollars,
                                                          except per-share data)

Service revenues                                           $109,059   $103,503
Construction revenues                                        50,936     38,003

  Total revenues                                            159,995    141,506

Operating costs                                              67,131     64,328
Construction costs                                           46,417     35,384
Debt service charges                                         25,203     24,091
General and administrative expenses                           4,392      4,154
Other deductions (income) - net                              (1,452)      (651)

  Total costs and expenses                                  141,691    127,306

Income before income taxes                                   18,304     14,200

Charge equivalent to income taxes                             7,138      5,680

Net income                                                 $ 11,166   $  8,520

EARNINGS PER SHARE OF COMMON STOCK                         $    .29   $    .22

OGDEN PROJECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                 March 31,       December 31,
                                                    1994            1993
                                                  (Thousands of dollars)

ASSETS:
Cash                                           $    7,134      $    3,558
Receivables (net of allowances of
  $9,567,000 and $7,321,000, respectively)        242,012         224,561
Restricted funds                                  331,173         359,416
Property, plant, and equipment (net of
  accumulated depreciation of
  $166,283,000 and $156,475,000, respectively)  1,574,087       1,563,362
Contract acquisition costs                         54,497          55,519
Unamortized bond issuance costs                    35,919          36,984
Due from affiliated companies                     166,814         136,664
Other assets                                       50,077          52,263

Total Assets                                   $2,461,713      $2,432,327

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                               $   17,720      $   24,647
Accrued expenses                                  162,268         156,806
Project Debt:
  Revenue bonds issued by and prime
    responsibility of municipalities            1,205,080       1,210,935
  Revenue bonds issued by municipal
    agencies with sufficient service
    revenues guaranteed by third parties          338,231         340,431
Other borrowings                                   28,423          28,423
Deferred income                                    53,869          52,028
Deferred income taxes                             164,360         155,130
Other liabilities                                  90,698          74,064

  Total liabilities                             2,060,649       2,042,464

STOCKHOLDERS' EQUITY:
Common Stock: authorized 40 million
  shares of $.50 par value; shares
  outstanding:  38,012,000 in 1994 and
  38,010,000 in 1993                               19,006          19,005
Paid-in surplus                                   150,479         150,445
Retained earnings                                 231,579         220,413

  Stockholders' equity                            401,064         389,863

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $2,461,713      $2,432,327

OGDEN PROJECTS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            FOR THE
                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1994          1993
                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                    $  29,214      $  26,459
Management of Operating Assets
  and Liabilities:
Receivables                                         (17,451)       (14,990)
Other assets                                         (1,637)        (4,698)
Accounts payable and accrued expenses                (1,518)        18,364
Billings in excess of costs and estimated
  profit on uncompleted contracts                    19,536          7,808
Other liabilities                                     3,039          1,442

   Net cash provided by operating activities         31,183         34,385

CASH FLOWS FROM FINANCING ACTIVITIES:
Decreases in restricted funds
  held in trust                                      28,243          4,099
Receipts from (advances to)
  affiliated companies                              (26,898)        28,835
Repayment of revenue bonds                           (8,055)        (3,875)
Other financing activities                             (505)          (391)

   Net cash provided by
    (used in) financing activities                   (7,215)        28,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in waste-to-energy facilities           (19,074)       (16,242)
Entities purchased, net of cash acquired                           (46,814)
Other property, plant, and equipment expenditures    (1,318)        (2,149)

   Net cash used in investing activities            (20,392)       (65,205)

Net Increase (Decrease) in Cash                       3,576         (2,152)
Cash at Beginning of Period                           3,558          7,938

Cash at End of Period                             $   7,134      $   5,786

              OGDEN PROJECTS, INC. AND SUBSIDIARIES
                         MARCH 31, 1994


ITEM 1 (continued) - BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of Ogden Projects, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the operating results have been included in the statements.

Earnings per common share are computed by dividing net income by the weighted average of the number of shares of common stock outstanding. The weighted average number of shares outstanding during the first quarter of 1994 and 1993 were 38,010,000 and 37,878,000, respectively.

Prior period amounts in the accompanying financial statements have been reclassified to conform with the 1994 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Income from services (service revenues less operating costs and debt service charges) in the first quarter of 1994 of $16.7 million increased $1.6 million from the comparable period in 1993. An increase in income from services associated with the start-up operations of the Union County, New Jersey, facility and from insurance recoveries was partially offset by costs incurred for planned outages at the facilities whose operations were acquired in 1993 from Asea Brown Boveri Inc. ("ABB"). Construction profit (construction revenues less construction costs) of $4.5 million in the first quarter of 1994 was $1.9 million higher than the first quarter of 1993 due primarily to increased construction activity in the 1994 period.

Service revenues in the first quarter of 1994 were $5.6 million higher than the comparable period in 1993. This increase was due primarily to the revenues generated from the start-up operations of the Union County facility during the first quarter of 1994, increased revenues from the Detroit, Michigan, and Honolulu, Hawaii, facilities whose operations were acquired in 1993 from ABB, and the revenue from the operation of the transfer station at the Montgomery County, Maryland, facility which is currently under construction. Additional service revenues in 1994 are expected from the Union County facility commencing commercial operation in the second quarter of 1994, enhanced performance at certain facilities currently in operation, and marketing efforts to secure higher-priced waste streams.
Construction revenues in the first quarter of 1994 were $12.9 million higher than in the first quarter of 1993. This increase was primarily due to construction activity in the first quarter of 1994 at the Montgomery County, Maryland, facility which broke ground in April 1993, partially offset by reduced construction activity at the Union County facility as the project entered start-up operations. Construction of the Union County facility will be completed in the second quarter of 1994, while construction of the Montgomery County and Lee County, Florida, facilities and the retrofit project at the Detroit, Michigan, facility is expected to continue throughout the remainder of the year. Additional construction revenue in 1994 and in future years may be generated from new projects breaking ground and sales of limited partnership interests and related tax benefits. Although construction starts cannot be predicted with certainty, the Company continues to work toward ground breakings on two municipally-owned facilities. In addition, with the decline in the number of requests for proposals for new facilities, the Company's primary source of new business in the past, the Company is pursuing opportunities for the development and construction of waste-to-energy facilities for which there are no sponsoring municipalities, as well as opportunities in other industries. The Company recognizes profit on the percentage-of-completion method commencing at the level of completion at which the total profit is reasonably determinable.

Operating costs increased $2.8 million in the first quarter of 1994 as compared to the first quarter of 1993. This increase was principally a result of costs incurred at the Honolulu, Hawaii, facility for its scheduled outage and costs incurred for the operation of the transfer station at the Montgomery County facility, partially offset by amounts recovered from insurance companies for certain property damage resulting in 1993. Operating costs included $8.8 million and $8.7 million in the first quarter of 1994 and 1993, respectively, for depreciation of waste-to-energy facilities.

Debt service charges increased $1.1 million in the first quarter of 1994 as compared to the first quarter of 1993. This increase was due to higher interest rates resulting from the conversion of one series of adjustable rate project debt to fixed rates in the fourth quarter of 1993 and higher interest expense resulting from two interest rate swap agreements entered into in the second quarter of 1993 as hedges against interest rate exposure on two other series of adjustable rate project debt. The interest rate swap agreements resulted in an additional $0.6 million of interest expense in the first quarter of 1994.

Other income in the first quarter of 1994 includes $1.2 million of interest income from amounts advanced to affiliated companies as compared to $0.3 million for such interest income during the comparable period in 1993.

The effective rate of the charge equivalent to income taxes for the first quarter of 1994 was 39% compared to 40% in the comparable period in 1993. This decrease in the effective rate is due to additional investment tax credits generated in the 1994 period from the construction of the Onondaga, New York, facility, partially offset by the higher corporate tax rate in the 1994 period resulting from the passage of the Omnibus Budget Reconciliation Act of 1993 in the third quarter of 1993.

Financial Condition and Capital Resources:

Receivables at March 31, 1994 increased $17.5 million from December 31, 1993 due primarily to $8.9 million related to construction activity, $4.3 million which reflects amounts recorded for services performed currently which will be billed by contract at later dates, and $4.3 million from timing of collections.

Restricted funds held in trust decreased by $28.2 million during the first quarter of 1994 principally as a result of funds disbursed to cover expenditures for the Onondaga County facility.

Other liabilities at March 31, 1994 increased $16.6 million from December 31, 1993 due primarily to billings in excess of costs on uncompleted construction contracts and additional retainage on construction in progress.

At March 31, 1994, capital commitments, exclusive of funds provided by revenue bonds issued by municipalities and municipal agencies, amounted to $20.1 million, of which $10.6 million was for direct equity investments in waste-to-energy facilities and $9.5 million was for normal replacement, modernization, and growth.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      In the ordinary course of its business, the Company becomes involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the Company operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the Company's operations in which the Company may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the Company operates. At March 31, 1994, the Company continued to be involved in one such previously reported proceeding in which the Company believes sanctions involved may exceed $100,000. The Company believes that such proceeding will not have a material adverse effect on it or its business.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      Number                                         Exhibits

      2.0   (a)   Stock Purchase and Sale Agreement by and between Ogden
                  Projects, Inc. and Blount, Inc., dated December 17, 1990 without exhibits.*

            (b) Agreement and Amendment, dated as of May 23, 1991, to the Stock Purchase and Sale Agreement between Ogden Projects, Inc. and Blount, Inc., dated December 17, 1990.*

      4.1   (a)   Trust Indenture, dated as of December 1, 1986, and amended and restated as of July 1, 1987, between Shawmut Bank, N.A., as trustee, and Massachusetts Industrial Finance Agency.*

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

                 (i) Amendment No. 2, dated as of May 1, 1992, to the OHA Loan Agreement, as amended, between Ogden Haverhill Associates and Massachusetts Industrial Finance Agency.*

             Number                                        Exhibits

      (c) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series A Note, dated December 23, 1986, and as amended as of August 1, 1988 (Amendment incorporated by reference to Exhibit No. 4.1(e)), by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

      (d) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series B Note, dated December 23, 1986, and as amended as of August 1, 1988 (Amendment incorporated by reference to Exhibit No. 4.1(e)), by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

      (e) OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series C Note, dated December 23, 1986, and as amended as of August 1, 1988, by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

            (i) Amendment No. 2, dated as of May 28, 1992, to OHA (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series C Note, as amended, by Ogden Haverhill Associates to Shawmut Bank, N.A., as trustee.*

      (f) SBR Loan Agreement, dated as of December 1, 1986, and as amended through August 1, 1988, between SBR Associates and Massachusetts Industrial Finance Agency.*

            (i) Amendment No. 2, dated as of May 1, 1992, to SBR Loan Agreement, as amended, between SBR Associates and Massachusetts Industrial Finance Agency.*

      (g) SBR (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series D Note, dated December 23, 1986, and as amended as of August 1, 1988, by SBR Associates to Shawmut Bank, N.A., as trustee.*

            (i) Amendment No. 2, dated as of May 28, 1992, to SBR (Ogden Haverhill Project) Massachusetts Industrial Finance Agency Series D Note, as amended, by SBR Associates to Shawmut Bank, N.A., as trustee.*

      (h) Letter of Credit and Reimbursement Agreement, dated as of December 1, 1986, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

            (i) Reimbursement Agreement Amendment, dated August 1, 1988, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

            (ii) Second Reimbursement Agreement Amendment, dated August 1,
                 1989, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

          (iii) Third Reimbursement Agreement Amendment, dated October 13, 1989, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

        Number                                Exhibits

            (iv) Fourth Reimbursement Agreement Amendment, dated as of
                 September 23, 1991, between Ogden Martin Systems of Haverhill, Inc. and Union Bank of Switzerland, New York Branch.*

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

        4.3  Specimen Stock Certificate for Registrant's Common Stock.*

        4.4  Demand Note, dated May 31, 1989, by Registrant to Ogden
             Corporation.*

        4.5 Demand Note, dated December 19, 1984, by Registrant to Bouldin Development Corporation.*

       10.1 Tax Sharing Agreement, dated as of January 1, 1989, among Ogden Corporation, Company and Subsidiaries, Ogden Allied Services, Inc. and Subsidiaries, and Ogden Financial Services, Inc. and Subsidiaries.*

       10.2 (a) Amended and Restated Cooperation Agreement, dated April 30, 1983 and amended and restated as of April 1, 1985, and as further amended through May 25, 1989 between Ogden Martin Systems, Inc. and Martin GmbH fur Umwelt- und Energietechnik (confidential status has been granted for certain provisions thereof pursuant to Commission Order No. 810132).*

                 (i) Amendment to Section 5.3.1 of the Amended and Restated Cooperation Agreement, effective as of January 1, 1989, between Ogden Martin Systems, Inc. and Martin GmbH fur Umwelt- und Energietechnik (confidential status has been granted for certain provisions thereof pursuant to Rule 24b-2.)*

                 (ii) Amendment No. 6 to Amended and Restated Cooperation Agreement, effective as of January 1, 1991, between Ogden Martin Systems, Inc. and Martin GmbH fur Umwelt-und Energietechnik.*

         Number                                Exhibits

      (b) Rights of First Refusal, dated June 2, 1989, among Walter Josef Martin, Anneliese Martin, Johannes Josef Edmund Martin and Ogden Martin Systems, Inc.*

       10.3 Ogden Projects, Inc. Directors' Stock Option Plan.*

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

            (i) Amendment to Ogden Projects, Inc. Pension Plan effective as of January 1, 1994.*

      10.11 Form of Supplementary Deferred Benefit Plan of Ogden Projects, Inc. effective as of January 1, 1989.*

      10.12 Ogden Projects, Inc. Profit Sharing Plan effective as of January 1, 1989.*

            (i) Ogden Projects Profit Sharing Plan amendment by Unanimous Written Consent of the Administrative Committee, dated March 7, 1990.*

            (ii) Amendment to Ogden Projects, Inc. Profit Sharing Plan
                 effective as of January 1, 1994.*

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

         Number                                Exhibits

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

            (i) Employment Agreement dated January 1, 1994 between Company and Scott G. Mackin.*

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

         Number                                Exhibits

            (i) Amendment dated June 12, 1991 by and among Ogden Environmental Services of Houston, Inc., Ogden Acquisition Company, and American Envirotech, Inc.*

      10.30 Ogden Projects, Inc. Core Executive Benefit Program.*

      11.0  Detail of Computation of Earnings Applicable to Common Stock.

_______________

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.


Note:

Long term debt instruments of the Company and its consolidated subsidiaries under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

b) The Registrant filed the following reports on Form 8-K during the three months ended March 31, 1994:

None.
                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       OGDEN PROJECTS, INC.

                                         (Registrant)




Date  May 12, 1994             BY  /s/ Scott G. Mackin
                                   Scott G. Mackin
                                   President
                                   Chief Operating Officer




Date  May 12, 1994             BY  /s/ William E. Whitman
                                   William E. Whitman
                                   Executive Vice President
                                   Chief Financial Officer