Form 10-Q
period 1994-06-30
OGDEN PROJECTS INC
filed 1994-08-10
CIK 851945

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1994

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

Yes    X      No





                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994: 38,012,544 shares of Common Stock, $.50 par value per share.

                      PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

  OGDEN PROJECTS, INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED INCOME


                                            FOR THE             FOR THE
                                       SIX MONTHS ENDED    THREE MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                       1994       1993       1994       1993
                                 (Thousands of dollars, except per-share data)



Service revenues                     $228,853   $212,958   $119,794   $109,455
Construction revenues                 112,177    100,384     61,241     62,381

  Total revenues                      341,030    313,342    181,035    171,836

Operating costs                       136,654    129,217     69,523     64,889
Construction costs                    103,776     95,477     57,359     60,093
Debt service charges                   50,236     48,520     25,033     24,429
General and administrative expenses    10,109      8,088      5,717      3,934
Other deductions (income) - net        (3,233)    (1,278)    (1,781)      (627)

  Total costs and expenses            297,542    280,024    155,851    152,718

Income before income taxes             43,488     33,318     25,184     19,118

Charge equivalent to income taxes      16,960     13,327      9,822      7,647

Net income                           $ 26,528   $ 19,991   $ 15,362   $ 11,471

EARNINGS PER SHARE OF COMMON STOCK   $    .70   $    .53   $    .40   $    .30

OGDEN PROJECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                  June 30,       December 31,
                                                    1994            1993
                                                  (Thousands of dollars)

ASSETS:
Cash                                           $    4,208      $    3,558
Receivables (net of allowances of
  $12,039,000 and $7,321,000, respectively)       249,103         224,561
Restricted funds                                  329,033         359,416
Property, plant, and equipment (net of
  accumulated depreciation of
  $176,407,000 and $156,475,000, respectively)  1,592,136       1,563,362
Contract acquisition costs                         53,476          55,519
Unamortized bond issuance costs                    34,605          36,984
Due from affiliated companies                     167,364         136,664
Other assets                                       50,773          52,263

Total Assets                                   $2,480,698      $2,432,327

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                               $   11,820      $   24,647
Accrued expenses                                  149,028         151,874
Project Debt:
  Revenue bonds issued by and prime
    responsibility of municipalities            1,205,080       1,210,935
  Revenue bonds issued by municipal
    agencies with sufficient service
    revenues guaranteed by third parties          338,231         340,431
Other borrowings                                   28,423          28,423
Deferred income                                    52,788          52,028
Deferred income taxes                             175,792         155,130
Other liabilities                                 103,110          78,996

  Total liabilities                             2,064,272       2,042,464

STOCKHOLDERS' EQUITY:
Common Stock: authorized 40 million
  shares of $.50 par value; shares
  outstanding:  38,012,000 in 1994 and
  38,010,000 in 1993                               19,006          19,005
Paid-in surplus                                   150,479         150,445
Retained earnings                                 246,941         220,413

  Stockholders' equity                            416,426         389,863

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $2,480,698      $2,432,327

OGDEN PROJECTS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            FOR THE
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1994          1993
                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                    $  69,404      $  59,728
Management of Operating Assets
  and Liabilities:
Receivables                                         (23,442)       (28,329)
Other assets                                         (6,312)        (9,323)
Accounts payable and accrued expenses               (14,094)         5,345
Billings in excess of costs and estimated
  profit on uncompleted contracts                    11,875         31,005
Other liabilities                                    14,260          3,603

   Net cash provided by operating activities         51,691         62,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Decreases in restricted funds
  held in trust                                      30,383         19,065
Receipts from (advances to)
  affiliated companies                              (24,196)        24,845
Repayment of revenue bonds                           (8,055)       (12,870)
Other financing activities                           (1,045)           278

   Net cash provided by
    (used in) financing activities                   (2,913)        31,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in waste-to-energy facilities           (45,963)       (34,344)
Entities purchased, net of cash acquired                           (46,814)
Other property, plant, and equipment expenditures    (2,165)        (2,816)

   Net cash used in investing activities            (48,128)       (83,974)

Net Increase in Cash                                    650          9,373
Cash at Beginning of Period                           3,558          7,938

Cash at End of Period                             $   4,208      $  17,311

              OGDEN PROJECTS, INC. AND SUBSIDIARIES
                          JUNE 30, 1994


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

Earnings per common share are computed by dividing net income by the weighted average of the number of shares of common stock outstanding. The weighted average number of shares outstanding during each period were as follows:

                 FOR THE                      FOR THE
            SIX MONTHS ENDED            THREE MONTHS ENDED
                 JUNE 30,                    JUNE 30,
           1994         1993           1994          1993

       38,011,000   37,891,000     38,012,000    37,903,000

Prior period amounts in the accompanying financial statements have been reclassified to conform with the 1994 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Income from services (service revenues less operating costs and debt service charges) in the first six months of 1994 of $42.0 million increased $6.8 million from the comparable period in 1993. An increase in income from services associated with the start-up and full commercial operations of the Union County, New Jersey, facility, improved performance at certain existing facilities, and from insurance recoveries was partially offset by costs incurred for planned outages at the Honolulu, Hawaii, facility whose operation was acquired in 1993 from Asea Brown Boveri Inc. ("ABB"). Construction profit (construction revenues less construction costs) of $8.4 million in the first six months of 1994 was $3.5 million higher than the first six months of 1993. This increase was due primarily to increased construction activity in the 1994 period at the Montgomery County, Maryland, facility, partially offset by reduced activity at other facilities currently under construction.

Service revenues in the first six months of 1994 were $15.9 million higher than the comparable period in 1993. This increase was due primarily to the revenues generated from the start-up and full commercial operations of the Union County facility during the first six months of 1994, increased revenues from the facilities whose operations were acquired in 1993 from ABB (Detroit, Michigan; Hartford, Connecticut; and Honolulu facilities), the revenue from the operation of the transfer station at the Montgomery County facility, and from securing higher-priced waste streams at certain other operating facilities.

Construction revenues in the first six months of 1994 were $11.8 million higher than in the first six months of 1993. This increase was primarily due to construction activity in the first six months of 1994 at the Montgomery County facility which broke ground in April 1993, partially offset by reduced construction activity at the Union County facility during the period as the project neared completion. Construction of the Union County facility was completed in May 1994, while construction of the Montgomery County and Lee County, Florida, facilities and the retrofit project at the Detroit facility is expected to continue throughout the remainder of the year. The Company recognizes profit on the percentage-of-completion method commencing at the level of completion at which the total profit is reasonably determinable.

Additional service revenues in 1994 are expected from continued commercial operation of the Union County facility as well as from enhanced performance at certain facilities currently in operation and marketing efforts to secure additional higher-priced waste streams. Service revenues in future years may be generated from acquisitions and new projects breaking ground. Additional construction revenue in 1994 and in future years may be generated from new projects breaking ground and sales of limited partnership interests and related tax benefits. Although construction starts cannot be predicted with certainty, the Company continues to work toward ground breakings on two municipally-owned facilities. One such facility, scheduled to be located in Dartmouth, Nova Scotia, suffered a setback in July 1994 when the Minister of the Environment of the provincial government decided against approving the project. The Company is currently considering its options, including an appeal of the decision. In addition, with the decline in the number of requests for proposals for new facilities, the Company's primary source of new business in the past, the Company is pursuing opportunities for the development of waste-to-energy facilities for which there are no sponsoring municipalities. The Company is also pursuing opportunities outside of the waste-to-energy industry, including independent power production, paperboard recycling, and wastewater treatment.

Operating costs increased $7.4 million in the first six months of 1994 as compared to the first six months of 1993. This increase was principally a result of costs incurred at the Honolulu facility for its scheduled outage and at the Detroit facility for increased maintenance work as well as from costs incurred for the operations of the Union County facility and the transfer station at the Montgomery County facility, both of which were not in operation during the 1993 period. This increase was partially offset by amounts recovered from insurance companies for certain property damage resulting in 1993. Operating costs included $17.8 million and $17.5 million in the first six months of 1994 and 1993, respectively, for depreciation of waste-to-energy facilities.

Debt service charges increased $1.7 million in the first six months of 1994 as compared to the first six months of 1993. This increase was due to higher interest rates resulting from the conversion of one series of adjustable rate project debt to fixed rates in the fourth quarter of 1993 and higher interest expense resulting from two interest rate swap agreements entered into in the second quarter of 1993 as hedges against interest rate exposure on two other series of adjustable rate project debt. The interest rate swap agreements resulted in an additional $1.0 million and $0.3 million of interest expense in the first six months of 1994 and 1993, respectively.

General and administrative expenses increased $2.0 million in the first six months of 1994 as compared to the first six months of 1993 due primarily to the timing of expenditures and increased marketing efforts, including those related to opportunities in new industries.

Other income in the first six months of 1994 includes $2.9 million of interest income from amounts advanced to affiliated companies as compared to $0.7 million for such interest income during the comparable period in 1993.

The effective rate of the charge equivalent to income taxes for the first six months of 1994 was 39% compared to 40% in the comparable period in 1993. This decrease in the effective rate is due to additional investment tax credits generated in the 1994 period from the construction of the Onondaga, New York, facility, partially offset by the higher corporate Federal income tax rate in the 1994 period resulting from the passage of the Omnibus Budget Reconciliation Act of 1993 in the third quarter of 1993.

Income from services (service revenues less operating costs and debt service charges) in the second quarter of 1994 of $25.2 million increased $5.1 million from the comparable period in 1993. This increase was due primarily to the start-up and full commercial operations of the Union County facility and from slightly improved performance at the facilities whose operations were acquired in 1993 from ABB. Construction profit (construction revenues less construction costs) of $3.9 million in the second quarter of 1994 was $1.6 million higher than the second quarter of 1993 due primarily to increased construction activity in the 1994 period at the Montgomery County facility, partially offset by reduced activity at other facilities currently under construction.

Service revenues in the second quarter of 1994 were $10.3 million higher than the comparable period in 1993. This increase was due primarily to the revenues generated from the start-up and full commercial operations of the Union County facility during the second quarter of 1994, increased revenues from the Hartford facility from enhanced performance, the revenue from the operation of the transfer station at the Montgomery County facility, and from securing higher-priced waste streams at certain other operating facilities.

Construction revenues in the second quarter of 1994 were $1.1 million lower than in the second quarter of 1993. This decrease was primarily due to reduced construction activity at the Union County facility as the project neared completion, partially offset by increased construction activity in the second quarter of 1994 at the Montgomery County facility.

Operating costs increased $4.6 million in the second quarter of 1994 as compared to the second quarter of 1993. This increase was principally a result of costs incurred at the Detroit facility for increased maintenance work and costs incurred for the operations of the Union County facility and the transfer station at the Montgomery County facility. Operating costs included $9.0 million and $8.7 million in the second quarter of 1994 and 1993, respectively, for depreciation of waste-to-energy facilities.

Debt service charges increased $0.6 million in the second quarter of 1994 as compared to the second quarter of 1993. This increase was due primarily to higher interest rates resulting from the conversion of one series of adjustable rate project debt to fixed rates in the fourth quarter of 1993 and higher interest expense resulting from two interest rate swap agreements entered into in the middle of the second quarter of 1993 as hedges against interest rate exposure on two other series of adjustable rate project debt. The interest rate swap agreements resulted in an additional $0.4 million and $0.3 million of interest expense in the second quarter of 1994 and 1993, respectively.

General and administrative expenses increased $1.8 million in the second quarter of 1994 as compared to the second quarter of 1993 due primarily to the timing of expenditures and increased marketing efforts, including those related to opportunities in new industries.

Other income in the second quarter of 1994 includes $1.6 million of interest income from amounts advanced to affiliated companies as compared to $0.4 million for such interest income during the comparable period in 1993.

The effective rate of the charge equivalent to income taxes for the second quarter of 1994 was 39% compared to 40% in the comparable period in 1993. This decrease in the effective rate is due to additional investment tax credits generated in the 1994 period from the construction of the Onondaga facility, partially offset by the higher corporate Federal income tax rate in the 1994 period.

Financial Condition and Capital Resources:

Receivables at June 30, 1994 increased $24.5 million from December 31, 1993 due primarily to $8.5 million which reflects amounts recorded for services performed currently which will be billed by contract at later dates and $15.1 million from timing of billings and collections.

Restricted funds held in trust decreased by $30.4 million during the first six months of 1994 principally as a result of funds disbursed to cover expenditures for the Onondaga County facility.

Other liabilities at June 30, 1994 increased $24.1 million from December 31, 1993 due primarily to billings in excess of costs on uncompleted construction contracts, additional retainage on construction in progress, and amounts due to a third party as part of a sharing of a litigation settlement.

At June 30, 1994, capital commitments, exclusive of funds provided by revenue bonds issued by municipalities and municipal agencies, amounted to $17.6 million, of which $7.9 million was for direct equity investments in waste-to-energy facilities and $9.7 million was for normal replacement, modernization, and growth.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In the ordinary course of its business, the Company becomes involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the Company operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the Company's operations in which the Company may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the Company operates. At June 30, 1994, the Company continued to be involved in one such previously reported proceeding in which the Company believes sanctions involved may exceed $100,000. The Company believes that such proceeding will not have a material adverse effect on it or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders of Ogden
              Projects, Inc. was held on May 23, 1994.

         (b)  Not applicable.

         (c)  Proposal 1:
         To elect three directors to hold office for a term of three years until the annual meeting of shareholders in 1997 and their respective successors have been elected and qualified.

                                   Shared           Shares
          Name                    Voted For        Withheld

          Constantine G. Caras    37,283,759        91,788
          Jeffrey F. Friedman     37,288,835        86,712
          Philip G. Husby         37,289,442        86,105

         Proposal 2:   To ratify the selection of Deloitte &
                       Touche as auditors of the Company for the year 1994.

           Shares             Shares              Shares
          Voted For        Voted Against         Abstained

         37,329,651           17,467              28,429

Item 5.  Other Information

      Ogden Corporation ("Ogden") is the owner of 84.2% of the outstanding common stock of the Company. On June 6, 1994 Ogden submitted an offer to the Board of Directors of the Company proposing to enter into an agreement of merger providing for the acquisition by Ogden of the remaining outstanding shares of the Company's common stock that Ogden does not currently own for consideration consisting of 0.78 shares of Ogden common stock for each share of the Company's common stock (the "Offer").

      On June 6, 1994 the Board of Directors of the Company appointed a special committee composed of independent directors (the "Special Committee") to review and consider the Offer. The Special Committee has retained financial and legal advisers. The Offer is subject to approval by the Special Committee and the execution of a definitive merger agreement.

      Since the Offer was made by Ogden there have been eight class action civil suits filed by Company shareholders in the Court of Chancery of the State of Delaware in and for New Castle County against Ogden, the Company, and the Company's Directors. The actions allege, among other things, that the consideration to be paid the Company's shareholders is grossly unfair, inadequate, and substantially below the fair value of the Company's shares. The actions seek injunctive relief against Ogden and the Company to enjoin them from consummating a transaction which would be unfair to the Company's shareholders as well as seeking the award of compensatory damages.

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

b) The Registrant filed the following reports on Form 8-K during the three months ended June 30, 1994:

None.
                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    OGDEN PROJECTS, INC.

                                       (Registrant)



Date  August 10, 1994          BY  /s/Scott G. Mackin
                                   Scott G. Mackin
                                   President
                                   Chief Operating Officer




Date  August 10, 1994          BY  /s/Kenneth G. Torosian
                                   Kenneth G. Torosian
                                   Vice President
                                   Controller
                                   (Chief Accounting Officer)