Form 10-Q
period 1994-09-30
OGDEN PROJECTS INC
filed 1994-11-14
CIK 851945

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1994

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

Yes    X      No





                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: 38,093,975 shares of Common Stock, $.50 par value per share.

                       PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  OGDEN PROJECTS, INC. AND SUBSIDIARIES
  STATEMENTS OF CONSOLIDATED INCOME

                                            FOR THE              FOR THE
                                       NINE MONTHS ENDED   THREE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                       1994       1993       1994       1993
                                  (Thousands of dollars, except per-share data)



Service revenues                     $340,996   $319,350   $112,143   $106,392
Construction revenues                 165,971    176,838     53,794     76,454

  Total revenues                      506,967    496,188    165,937    182,846

Operating costs                       200,772    192,255     64,118     63,038
Construction costs                    152,638    166,304     48,862     70,827
Debt service charges                   75,315     73,267     25,079     24,747
General and administrative expenses    16,152     11,879      6,043      3,791
Other deductions (income) - net        (5,465)    (2,208)    (2,232)      (930)

  Total costs and expenses            439,412    441,497    141,870    161,473

Income before income taxes             67,555     54,691     24,067     21,373

Charge equivalent to income taxes      26,346     26,825      9,386     13,498

Net income                           $ 41,209   $ 27,866   $ 14,681   $  7,875

EARNINGS PER SHARE OF COMMON STOCK   $   1.08   $    .73   $    .39   $    .21

OGDEN PROJECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                               September 30,    December 31,
                                                   1994             1993
                                                  (Thousands of dollars)

ASSETS:
Cash                                           $    7,368      $    3,558
Receivables (net of allowances of
  $13,759,000 and $7,321,000, respectively)       246,161         224,561
Restricted funds                                  326,039         359,416
Property, plant, and equipment (net of
  accumulated depreciation of
  $186,665,000 and $156,475,000, respectively)  1,601,621       1,563,362
Contract acquisition costs                         52,457          55,519
Unamortized bond issuance costs                    32,721          36,984
Due from affiliated companies                     183,807         136,664
Other assets                                       50,128          52,263

Total Assets                                   $2,500,302      $2,432,327

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                               $   14,346      $   24,647
Accrued expenses                                  151,235         151,874
Project Debt:
  Revenue bonds issued by and prime
    responsibility of municipalities            1,203,970       1,210,935
  Revenue bonds issued by municipal
    agencies with sufficient service
    revenues guaranteed by third parties          338,051         340,431
Other borrowings                                   28,423          28,423
Deferred income                                    53,056          52,028
Deferred income taxes                             185,842         155,130
Other liabilities                                  93,302          78,996

  Total liabilities                             2,068,225       2,042,464

STOCKHOLDERS' EQUITY:
Common Stock: authorized 40 million
  shares of $.50 par value; shares
  outstanding:  38,094,000 in 1994 and
  38,010,000 in 1993                               19,047          19,005
Paid-in surplus                                   151,408         150,445
Retained earnings                                 261,622         220,413

  Total stockholders' equity                      432,077         389,863

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $2,500,302      $2,432,327

OGDEN PROJECTS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            FOR THE
                                                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                       1994          1993
                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash generated from operations                    $ 107,698      $  94,825
Management of Operating Assets
  and Liabilities:
Receivables                                         (20,500)       (37,986)
Other assets                                         (8,993)       (13,813)
Accounts payable and accrued expenses                (8,401)        36,828
Billings in excess of costs and estimated
  profit on uncompleted contracts                     7,477         28,156
Other liabilities                                     8,471          5,599

   Net cash provided by operating activities         85,752        113,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Decreases in restricted funds
  held in trust                                      33,377         39,476
Advances to affiliated companies                    (37,387)       (35,505)
Repayment of revenue bonds                           (9,345)       (13,890)
Other financing activities                             (615)           101

   Net cash used in financing activities            (13,970)        (9,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in waste-to-energy facilities           (64,275)       (52,656)
Entities purchased, net of cash acquired                           (46,814)
Other property, plant, and equipment expenditures    (3,697)        (4,134)

   Net cash used in investing activities            (67,972)      (103,604)

Net Increase in Cash                                  3,810            187
Cash at Beginning of Period                           3,558          7,938

Cash at End of Period                             $   7,368      $   8,125


              OGDEN PROJECTS, INC. AND SUBSIDIARIES
                       SEPTEMBER 30, 1994


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

On September 27, 1994, the Company entered into a merger agreement (the "Merger Agreement") with Ogden Corporation ("Ogden"), the owner of 84% of the Company's outstanding common stock. Pursuant to the Merger Agreement, Ogden will acquire the 16% of the shares it does not currently own by exchanging with shareholders of the Company 0.84 of a share of Ogden common stock for each outstanding share of the Company's common stock. The Company and Ogden expect the merger to be consummated by the end of 1994 or during the first quarter of 1995.

Earnings per common share are computed by dividing net income by the weighted average of the number of shares of common stock outstanding. The weighted average number of shares outstanding during each period were as follows:

                 FOR THE                      FOR THE
            NINE MONTHS ENDED           THREE MONTHS ENDED
              SEPTEMBER 30,               SEPTEMBER 30,
            1994         1993           1994          1993

         38,031,000   37,928,000     38,070,000    38,003,000

Prior period amounts in the accompanying financial statements have been reclassified to conform with the 1994 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Income from services (service revenues less operating costs and debt service charges) in the first nine months of 1994 of $64.9 million increased $11.1 million from the comparable period in 1993. An increase in income from services associated with the start-up and full commercial operations of the Union County, New Jersey, facility, improved performance at certain existing facilities, and from insurance recoveries was partially offset by costs incurred for planned outages at the Honolulu, Hawaii, facility and additional maintenance work at the Detroit, Michigan, facility, both of whose operations were acquired in 1993 from Asea Brown Boveri Inc. ("ABB"). Construction profit (construction revenues less construction costs) of $13.3 million in the first nine months of 1994 was $2.8 million higher than the first nine months of 1993. This increase was due primarily to increased construction activity in the 1994 period at the Montgomery County, Maryland, facility and additional total profit for the retrofit project at the Detroit facility, partially offset by reduced activity at the other facilities under construction during the respective periods.

Service revenues in the first nine months of 1994 were $21.6 million higher than the comparable period in 1993. This increase was due primarily to the revenues generated from the start-up and full commercial operations of the Union County facility during the first nine months of 1994, increased revenues from the facilities whose operations were acquired in 1993 from ABB (Hartford, Connecticut; Detroit; and Honolulu facilities), the revenue from the operation of the transfer station at the Montgomery County facility, and from securing higher-priced waste streams at certain other operating facilities.

Construction revenues in the first nine months of 1994 were $10.9 million lower than in the first nine months of 1993. This decrease was primarily due to reduced construction activity at the Union County and Lee County, Florida, facilities during the 1994 period, partially offset by increased activity in the first nine months of 1994 at the Montgomery County facility which broke ground in April 1993. Construction of the Union County facility was completed in May 1994, while construction of the Montgomery County and Lee County facilities and the retrofit project at the Detroit facility is expected to continue into 1995. The Company recognizes profit on the percentage-of-completion method commencing at the level of completion at which the total profit is reasonably determinable.

Additional service revenues for the remainder of 1994 as compared to 1993 are expected from continued commercial operation of the Union County facility as well as from enhanced performance at certain facilities currently in operation and marketing efforts to secure additional higher-priced waste streams. Service revenues in 1995 will be enhanced from the commencement of commercial operations at the facilities currently under construction and in future years may be generated from acquisitions and new projects breaking ground. Although the Company expects a decline in 1995 in both construction revenue and profit from facilities currently under construction due to their completion in 1995, additional construction revenue may be generated from new projects breaking ground. Although construction starts cannot be predicted with certainty, the Company continues to work toward a ground breaking on a municipally-owned facility scheduled to be located in Mercer County, New Jersey. The project the Company was pursuing in Dartmouth, Nova Scotia, suffered a setback in July 1994 when the Minister of the Environment of the provincial government decided against approving the project. The Company has decided not to appeal the decision and will seek to recover certain development costs to which it is contractually entitled. In addition, with the decline in the number of requests for proposals for new facilities, the Company's primary source of new business in the past, the Company is pursuing opportunities for the development of waste-to-energy facilities for which there are no sponsoring municipalities. The Company is also pursuing opportunities outside of the waste-to-energy industry, including independent power production, paperboard recycling, and wastewater treatment. The Company is currently pursuing a sale of limited partnership interests and related tax benefits relating to its Onondaga, New York, facility and expects the transaction, if successful, to result in income being recognized in the latter part of 1994 or the early part of 1995.

Operating costs increased $8.5 million in the first nine months of 1994 as compared to the first nine months of 1993. This increase was principally a result of costs incurred at the Honolulu facility for its scheduled outage and at the Detroit facility for increased maintenance work as well as from costs incurred for the operations of the Union County facility and the transfer station at the Montgomery County facility, both of which were not in operation during the 1993 period. This increase was partially offset by reduced maintenance and repair costs incurred at the Haverhill, Massachusetts, facilities and amounts recovered from insurance companies for certain property damage resulting in 1993. Operating costs included $26.8 million and $26.3 million in the first nine months of 1994 and 1993, respectively, for depreciation of waste-to-energy facilities.

Debt service charges increased $2.0 million in the first nine months of 1994 as compared to the first nine months of 1993. This increase was due to higher interest rates resulting from the conversion of one series of adjustable rate project debt to fixed rates in the fourth quarter of 1993 and higher interest expense resulting from two interest rate swap agreements entered into in the second quarter of 1993 as hedges against interest rate exposure on two other series of adjustable rate project debt. The interest rate swap agreements resulted in an additional $1.4 million and $0.9 million of interest expense in the first nine months of 1994 and 1993, respectively.

General and administrative expenses increased $4.3 million in the first nine months of 1994 as compared to the first nine months of 1993 due primarily to increased marketing efforts, including those related to opportunities in new industries and international markets.

Other income in the first nine months of 1994 includes $4.9 million of interest income from amounts advanced to affiliated companies as compared to $1.4 million for such interest income during the comparable period in 1993.

The effective rate of the charge equivalent to income taxes for the first nine months of 1994 was 39% compared to 49% in the comparable period in 1993. This decrease in the effective rate is due to the charge equivalent to income taxes for the 1993 period including a one-time charge of $4.2 million to adjust deferred tax liabilities at the beginning of the period to reflect the increase in the Federal income tax rate enacted in August 1993. The effective rate in 1994 is also lower due to the additional investment tax credits generated in the 1994 period from the construction of the Onondaga facility.

Income from services (service revenues less operating costs and debt service charges) in the third quarter of 1994 of $22.9 million increased $4.3 million from the comparable period in 1993. This increase was due primarily to the commercial operations of the Union County facility. Construction profit (construction revenues less construction costs) of $4.9 million in the third quarter of 1994 was $0.7 million lower than the third quarter of 1993 due primarily to reduced construction activity in the 1994 period at the Lee County facility.

Service revenues in the third quarter of 1994 were $5.8 million higher than the comparable period in 1993. This increase was due primarily to the revenues generated from the commercial operations of the Union County facility during the third quarter of 1994 and from securing higher-priced waste streams at certain other operating facilities.

Construction revenues in the third quarter of 1994 were $22.7 million lower than in the third quarter of 1993. This decrease was primarily due to reduced construction activity at the Lee County facility and from no activity in the 1994 period at the Union County facility since construction was completed in May 1994.

Operating costs increased $1.1 million in the third quarter of 1994 as compared to the third quarter of 1993. This increase was principally a result of costs incurred for the operation of the Union County facility, partially offset by reduced maintenance work at various facilities. Operating costs included $9.0 million and $8.8 million in the third quarter of 1994 and 1993, respectively, for depreciation of waste-to-energy facilities.

Debt service charges increased $0.3 million in the third quarter of 1994 as compared to the third quarter of 1993. This increase was due primarily to higher interest rates resulting from the conversion of one series of adjustable rate project debt to fixed rates in the fourth quarter of 1993. The two interest rate swap agreements that were entered into in the third quarter of 1993 resulted in an additional $0.3 million and $0.6 million of interest expense in the third quarter of 1994 and 1993, respectively.

General and administrative expenses increased $2.3 million in the third quarter of 1994 as compared to the third quarter of 1993 due primarily to increased marketing efforts, including those related to opportunities in new industries and international markets.

Other income in the third quarter of 1994 includes $2.0 million of interest income from amounts advanced to affiliated companies as compared to $0.7 million for such interest income during the comparable period in 1993.

The effective rate of the charge equivalent to income taxes for the third quarter of 1994 was 39% compared to 63% in the comparable period in 1993. This decrease in the effective rate is due to the charge equivalent to income taxes for the 1993 period including a one-time charge of $4.5 million to adjust deferred tax liabilities at the beginning of the period to reflect the increase in the Federal income tax rate enacted in August 1993. The effective rate is also lower due to additional investment tax credits generated in the 1994 period from the construction of the Onondaga facility.

Financial Condition and Capital Resources:

Receivables at September 30, 1994 increased $21.6 million from December 31, 1993 due primarily to $12.7 million which reflects amounts recorded for services performed currently which will be billed by contract at later dates and $8.9 million from timing of billings and collections.

Restricted funds held in trust decreased by $33.4 million during the first nine months of 1994 principally as a result of funds disbursed to cover expenditures for the Onondaga County facility, partially offset by funds deposited to cover debt service payments.

Other liabilities at September 30, 1994 increased $14.3 million from December 31, 1993 due primarily to billings in excess of costs on uncompleted construction contracts and additional retainage on construction in progress.

At September 30, 1994, capital commitments, exclusive of funds provided by revenue bonds issued by municipalities and municipal agencies, amounted to $11.9 million, of which $3.2 million was for direct equity investments in waste-to-energy facilities and $8.7 million was for normal replacement, modernization, and growth.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In the ordinary course of its business, the Company becomes involved in federal, state, and local proceedings relating to the laws regulating the discharge of materials into the environment and the protection of the environment. These include proceedings for the issuance, amendment, or renewal of the licenses and permits pursuant to which the Company operates. Such proceedings also include actions brought by individuals or local governmental authorities seeking to overrule governmental decisions on matters relating to the Company's operations in which the Company may be, but is not necessarily, a party. Most proceedings brought against the Company by governmental authorities under these laws relate to alleged technical violations of regulations, licenses, or permits pursuant to which the Company operates. At September 30, 1994, the Company continued to be involved in one such previously reported proceeding in which the Company believes sanctions involved may exceed $100,000. The Company believes that such proceeding will not have a material adverse effect on it or its business.

Item 5.  Other Information

         On September 27, 1994, the Company, Ogden Corporation ("Ogden"), the owner of approximately 84% of the Company's outstanding common stock, and a separate wholly-owned subsidiary of Ogden entered into a definitive merger agreement (the "Merger Agreement"). The Merger Agreement is subject to approval by the Company shareholders and provides, among other things, that the Company shareholders will receive 0.84 of a share of Ogden common stock for each outstanding share of Company common stock and that any Company shareholder who does not vote in favor of the merger agreement will be entitled to appraisal rights in connection with the merger.

         On October 27, 1994, Ogden filed its Form S-4 Registration Statement with the Securities and Exchange Commission, which contains a preliminary version of the Company proxy statement to be mailed to Company shareholders. The Company and Ogden expect to consummate the merger by the end of 1994 or during the first quarter of 1995.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

      Number                                 Exhibits

      2.0    (a)     Stock Purchase and Sale Agreement by and between Ogden
                     Projects, Inc. and Blount, Inc., dated December 17,
                     1990 without exhibits.*

             (b) Agreement and Amendment, dated as of May 23, 1991, to the Stock Purchase and Sale Agreement between Ogden Projects, Inc. and Blount, Inc., dated December 17, 1990.*

      2.1    (a)     Amended and Restated Agreement and Plan of Merger by
                     and among Ogden Corporation, OPI Acquisition Corp., and
                     Ogden Projects, Inc. dated as of September 27, 1994.

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

   27.0        Financial Data Schedule (EDGAR filing only).

_______________

* Incorporated by reference as set forth in the Exhibit Index of this Form 10-Q.


Note:

Long term debt instruments of the Company and its consolidated subsidiaries under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

b) The Registrant filed the following reports on Form 8-K during the three months ended September 30, 1994:

None.
                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       OGDEN PROJECTS, INC.

                                         (Registrant)




Date  November 14, 1994        BY  /s/Scott G. Mackin
                                   Scott G. Mackin
                                   President
                                   Chief Operating Officer




Date  November 14, 1994        BY  /s/Kenneth G. Torosian
                                   Kenneth G. Torosian
                                   Vice President
                                   Controller
                                   (Chief Accounting Officer)